Form 10-K
period 2004-03-31
BAKBONE SOFTWARE INC
filed 2004-06-30
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

000-12230

(Commission file number)

BAKBONE SOFTWARE INCORPORATED

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10145 Pacific Heights Boulevard, Suite 500
San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 450-9009

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of September 30, 2003 was $83,950,000.*

*Excludes the Common Shares held by executive officers, directors and shareholders whose ownership exceeds 5% of the Common Shares outstanding as of September 30, 2003. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

Number of Common Shares, no par value, outstanding as of May 31, 2004 was 64,527,858.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2004 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended March 31, 2004.

BAKBONE SOFTWARE INCORPORATED

ANNUAL REPORT ON FORM 10-K

SIGNATURES

EXHIBIT INDEX

PART I

Item 1.	BUSINESS

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Business Risks” in Item 7 below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

The Company is currently incorporated under the federal jurisdiction of Canada. The Company originally engaged in mineral exploration activities, but those activities ceased during 1999, leaving the Company as a public shell corporation traded on the Toronto Stock Exchange. In March of 2000, the Company changed its name from Net Resources, Inc. to BakBone Software Incorporated and began a series of transactions resulting in its current corporate structure. The Company currently has three operating subsidiaries, BakBone Software, Inc., BakBone Software Ltd. and BakBone Software KK, and one non-operating subsidiary, BakBone Acquisition Corp.

We are a global provider of data protection software that enables the effective backup and recovery of business critical data and information. Our NetVault product allows organizations to efficiently and cost-effectively protect data within heterogeneous storage environments. Our product is designed to be easy to install, use, maintain and support, while providing our end-users with what we believe is a substantially lower total cost of ownership than competitive products. We have also designed our product to be modular and to work within an open standards environment, allowing NetVault to integrate easily with our end-users’ information technology infrastructure and evolve with our end-users’ needs. We believe that NetVault is well positioned to satisfy the needs of organizations seeking an affordable data protection solution.

We market and sell NetVault through an indirect global sales channel comprised of approximately 200 storage-focused resellers, distributors and original equipment manufacturers, or OEMs. We have developed OEM relationships with companies such as NCR Teradata, Network Appliance and Sony Electronics, each of which has integrated NetVault into certain product offerings. Our end-users consist of domestic and international businesses and organizations of all sizes and across numerous industries. We operate in three primary regions: North America; the Pacific Rim; and Europe, Middle East, and Africa, or EMEA.

Our business strategy is to gain significant market share in the data protection software market through continued product innovation and sales channel expansion, while maintaining profitable growth. We intend to achieve this strategy by:

•	expanding our technology leadership in data protection;

•	enhancing our relationships with OEMs;

•	strengthening and growing our indirect distribution channels;

•	increasing our penetration of large organizations; and

•	ensuring the interoperability between our product and other information technology.

Our common shares trade on the Toronto Stock Exchange under the symbol “BKB” and on the over the counter bulletin board market in the United States under the symbol “BKBOF.” We operate and report using a fiscal year ending March 31. Our corporate headquarters is located at 10145 Pacific Heights Boulevard, Suite 500, San Diego, CA, 92121, and our telephone number is (858) 450-9009.

Our Product

Our product, NetVault, is data protection software that permits computer network administrators to maintain “backup” or duplicate copies of documents, data, images and records. NetVault also enables the recovery of this data if files are lost or corrupted in any way. NetVault utilizes a modular design to deliver maximum performance while supporting flexible implementation strategies. This modular design is composed of two key parts: our core product and application plug-in modules, or APMs. The core product contains key functionality that manages fundamental backup and recovery processes, contains auto discovery features and interfaces with specific operating systems. APMs attach to the core product to adapt it for backup and recovery within specific network architectures and with numerous applications and databases. NetVault further allows end-users to rapidly add and configure new servers, devices and clients, and controls them from a central location. Additionally, NetVault enables end-users to customize a combination of recovery methods that meet specific business needs. NetVault is designed to operate within a wide range of operating systems, applications, server platforms and storage systems—all with a common user interface. The key benefits of our product include:

•	Lower total cost of ownership: We believe NetVault provides end-users with a substantially lower total cost of ownership than competitive products. NetVault’s advanced architecture allows for quick and easy installation and on-going administration. NetVault typically requires little or no upfront or ongoing professional services to implement and configure due to auto discovery, self-configuration and self-installation features. NetVault’s modular design allows for faster adaptation within changing storage architectures and more rapid support of new applications, databases, devices and operating systems. This generally results in lower ongoing internal administration and support costs than competing products. These attributes provide scalability of our solution as an organization grows in size and its computing and storage environments evolve. We provide the option for end-users to download over the Internet fully functioning versions of NetVault, upgrades and application plug-in modules at the initial implementation and as their computing environments and data protection needs change. We believe no competing product offers an equivalent download option. As a result of these factors, we believe that we offer our end-users data protection at a more attractive price than competing solutions over the lifecycle of the product.

•

Strong support of network attached storage, or NAS: Our data protection solution allows backup and recovery to occur between and among multiple NAS and other storage hardware devices in a quick and cost-efficient manner. Our NetVault product has been designed to support and interoperate with the Network Data Management Protocol, or NDMP, which is the industry standard protocol for moving data within and among NAS devices. This allows us to deliver a higher level of support for the rapidly growing NAS architecture. We believe we are the only data protection vendor to support all five backup implementations of NDMP in our product. Our in-depth understanding of NDMP has allowed NetVault to achieve unique NAS backup capabilities. We believe NetVault is the only data protection product that allows for the backup of NAS data from heterogeneous systems outside of NAS. Existing solutions allow for homogeneous NAS to NAS backup. Our solution allows for backup between and among NAS and other storage hardware devices, including both disk and tape systems. Due in part to our leadership in NAS architecture, Network Appliance has chosen to integrate our solution into their product lines as an OEM partner.

•	Extensive experience and capabilities in Linux: We support the rapidly growing Linux operating system in addition to Unix, Windows 2000/NT, NetWare, Mac OS and numerous other operating systems. As organizations increasingly utilize Linux for database and application deployment, there has also been an increase in the demand for Linux-based backup server platforms. In 1997 we began developing NetVault on the Linux operating system, as well as on the Windows 2000/NT and Unix operating systems. We believe that NetVault offers superior functionality and integration with applications and systems operating on Linux in comparison to data protection software solutions that were not developed using Linux. Solutions not developed using Linux have to be converted, or ported, to Linux, and often lose functionality in the process. Today, we support more than 35 Linux-based applications, including the 10 leading Linux distributions, which we believe is more than any other data protection software vendor.

•	Seamless backup and recovery for tape and disk: NetVault provides end-users the ability to backup to both disk and tape and incorporates a multi-tier backup and recovery strategy. When backing up to disk, NetVault creates a virtual tape library, with drives, slots and media on disk to take advantage of the random access nature of disk-based devices to improve the performance of existing backup and recovery processes. As the trend of backup to disk for near-term critical data has grown, the need to further safeguard this data through subsequent backup to tape has also increased. This strategy of disk to disk to tape backup provides for rapid recovery from disk of more critical data while allowing additional protection of this data through the use of tape. Unlike our competitors’ products, NetVault writes backup data identically to tape and disk. This allows NetVault to seamlessly recover this data directly from tape with limited disruption and at high levels of performance. Competing products require additional time for the staging process of recovered data from tape back to intermediary disk and then to the original disk device.

•	Flexible architecture capable of supporting evolving computing environments: NetVault is based on a modular architecture, which allows us to rapidly develop APMs for a variety of existing, as well as new and diverse computing environments. We have developed APMs to provide integration and interoperability with over 900 combinations of databases, applications and operating systems and their various versions and releases. Furthermore, our modular architecture enables us to easily and cost effectively develop new APMs, allowing us to more quickly respond to our end-users’ needs as computing environments evolve. As a result, we provide long-term and rapid support to our end-users as their computing environments and data protection needs evolve.

End-Users

Our sales and marketing strategy is focused on licensing our products and providing services to small and medium-sized businesses and organizations, as well as large enterprise environments through a combination of software, post-contract support and, to a lesser degree, professional services. We generally offer non-exclusive, perpetual software licenses through our channel partners to end-users and do not offer term-based software licenses. Maintenance contracts generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year. Our product is used by end-user customers in a wide variety of industries, businesses, governments and applications. Our end-user customers include, among others, financial service providers, retailers, insurance companies, Internet service providers, law firms, real estate companies, educational institutions, science and biotech organizations, healthcare institutions, and domestic and international government agencies.

Product Distribution

We distribute our products to end-users primarily through a multi-tiered global network of resellers that include value added resellers and value added distributors. We have an extensive network of resellers and distributors in North America, the Pacific Rim and EMEA. Our partnerships with resellers and distributors allow our products to reach end-users that we would not otherwise have the resources to identify. The reseller and distributor partnerships are the primary means by which our products are distributed, and a majority of our revenue is derived from our relationships with these resellers and distributors. We continually seek to partner with the premier resellers and distributors available in our three geographic regions, and our strategy going forward is to expand and improve the quality of our reseller and distributor partnerships. In addition, we intend to add relationships with systems integrators.

We have also focused on the development and growth of our major OEM relationships with NCR Teradata, Sony Electronics and Network Appliance. Members of our sales force work closely with our OEM partners to define and customize products, conduct on-site testing and provide engineering and field application engineering support. We derive, and believe we will continue to derive, a significant portion of our revenues from a limited number of customers. For the fiscal year ended March 31, 2004, NCR Teradata accounted for approximately 12% of our consolidated revenues. We believe that our solutions significantly complement and expand the solutions provided by our OEMs. In addition to maintaining and expanding our existing OEM relationships, our strategy is to grow our business by adding new OEM partners.

Research and Development

Our industry is subject to rapid technological advancements, changes in customer requirements, developing industry standards and new product introductions and enhancements. As a result, our success depends, in part, on our ability to continue to improve our software solution in a cost-effective and timely manner to address emerging customer and market needs. Our core development division is in Poole, United Kingdom, and our APM development division is in San Diego, California. We also conduct development activities in Tokyo, Japan that are focused on adapting our software for use in the Pacific Rim region.

Our research and development expenditures in fiscal 2002, 2003 and 2004 totaled $4.2 million, $5.0 million and $4.8 million, respectively. Research and development expenditures in fiscal 2002, 2003 and 2004 were primarily related to upgrading the existing NetVault core software and APMs, as well as to developing new APMs. We also incurred research and development expenditures related to MagnaVault through November of 2002, when we made the decision to “end of life” the product. We focus our current research and development efforts on new features and functionality for our NetVault product to address new market opportunities and to meet changing customer needs. These projects include the continued introduction of new APMs, improvements in the performance and functionality of NetVault, product adaptations to meet the needs of new hardware offerings entering the market and the integration of new technologies to address the evolving data protection marketplace. We anticipate that we will have significant future research and development expenses in order to continue to provide a high quality product that enables us to maintain and enhance our competitive position while increasing market share.

Intellectual Property

Our software products rely on our internally developed intellectual property and other proprietary rights. We rely primarily on a combination of copyright, trade secret laws, confidentiality procedures, contractual provisions and trademarks to protect our intellectual property and other proprietary rights. However, we believe that these measures afford only limited protection of our intellectual property and other proprietary rights. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions, including some of the foreign countries in which we sell our products. We also generally enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing the unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries, including those in which we sell our products, do not protect our proprietary rights as fully as do the laws of the United States.

Competition

We operate in a segment of the intensely competitive storage management software market. This market is characterized by rapidly changing technology and evolving standards. We have a number of competitors that vary in size and scope and breadth of products offered. Many of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development, and we expect to face additional competition from these competitors in the future. Our current competitors include, but are not limited to, Veritas Software Corporation, EMC Corporation, IBM’s Tivoli division, Computer Associates and CommVault Systems, Inc. Some of these companies compete against us by offering a full suite of storage management tools, including software that addresses data protection. We also face competition from a number of smaller companies who, like us, focus solely or primarily on the data protection software market. Furthermore, our OEM partners, who do not currently compete with us, could decide to compete with us by offering their own data protection solutions that exclude our software, and other storage equipment vendors may enter our market either through acquisition of competing technologies or products, or through development of their own data protection software solutions. Although many of our competitors may have significantly more financial and technical resources than we do, we believe we compete favorably based on the technical strengths of our product offering relative to our competitors.

Seasonality

Historically our business results have been generally weakest in our first quarter, primarily due to the purchasing cycles exhibited by our customers. Our other three quarters have not shown any consistent performance trends relative to each other.

Employees

As of March 31, 2004, we had 175 employees, including 44 in research and development, 76 in sales and marketing, 24 in customer support, and 31 in general administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Executive Officers

Our executive officers and their ages as of March 31, 2004 are as follows:

Keith G. Rickard, age 57, has served as our President, Chief Executive Officer since June 2001. Additionally, Mr. Rickard has served as a Director of BakBone since September 2001. Prior to joining BakBone, Mr. Rickard was president of Sterling Software’s storage management division from February 1997 to October 1999 where he was responsible for all aspects of Sterling’s storage management software product suite, including worldwide sales, marketing, engineering and business development. Prior to that, Mr. Rickard held various positions at Sterling Software from June 1980 to February 1997. Mr. Rickard holds a B.S. in Mathematics from the University of London.

John Fitzgerald, age 33, has served as our Chief Financial Officer since January 2002. Prior to becoming our Chief Financial Officer, Mr. Fitzgerald served as our corporate controller from January 2001 to January 2002.

Prior to joining BakBone, Mr. Fitzgerald consulted for high technology companies in the areas of SEC reporting, initial public offerings and strategic planning from April 1999 to January 2001. From January 1996 to April 1999, Mr. Fitzgerald worked for the accounting firm of Arthur Andersen. Mr. Fitzgerald holds a B.S. in Business Administration from San Diego State University.

Fabrice Helliker, age 36, has served as our Vice President, Engineering since March 2000. Since 1992, Mr. Helliker has served in many capacities at BakBone, as well as its predecessor companies and has successfully led several of our NetVault development teams and re-architecture efforts. Mr. Helliker holds a B.S. with Honors in Computer Science from Brighton University, United Kingdom.

Scott Petersen, age 48, has served as our Vice President, North American Sales since August 2002. Prior to joining BakBone, Mr. Petersen served as the Vice President of Sales at Actionpoint, Inc. (now known as Captiva Software Corporation), a publicly-held provider of data management software, from June 2000 to August 2002 where he was responsible for Actionpoint’s sales efforts. Prior to joining Actionpoint, Mr. Petersen served as the Vice President of Sales of the storage management division of Sterling Software, which was subsequently acquired by Computer Associates, from May 1995 to June 2000. Mr. Petersen holds a B.S. with an emphasis in Finance and Marketing from Old Dominion University.

Patrick Clarke, age 39, has served as our Vice President, Europe, Middle East, Africa since February 2004. Prior to joining BakBone, Mr. Clarke was the Vice President, Europe, Middle East and Africa Operations for Overland Storage, a publicly held company providing data storage management solutions, from April 2001 to February 2004. Prior to joining Overland Storage, Mr. Clarke was the director of sales and a member of the board of directors of Asbis Enterprises, a supplier of computer components, from May 1999 to February 2001.

Adrian Michael Jones, age 38, has served as our Senior Vice President, Worldwide Alliances and OEMs since February 2004. Prior to joining BakBone, Mr. Jones was employed at Quantum Corporation, a provider of data storage solutions, from November 1993 to February 2004, where he served in several capacities and most recently held the position of Vice President of Worldwide Sales. Mr. Jones holds a Electronics Engineering degree from Oxford College of Engineering, England.

Howard Weiss, age 36, has served as our Managing Director, Asian Operations since October 2000. Prior to joining BakBone, Mr. Weiss served as a Director of Phoenix Technologies Japan, a global system-enabling solutions provider for PCs and servers from December 1992 to July 2000. Prior to joining Phoenix Technologies, Mr. Weiss was a sales manager at MCM Japan, a distributor of computer and network security equipment, from May 1990 to December 1992. Mr. Weiss is fluent in Japanese and holds a Bachelor of Arts from the University of Michigan.

Ken Hudak, age 46, has served as our Vice President, Customer Support since April 2004. Mr. Hudak joined the Company in August of 2001 as our director of US sales support. Mr. Hudak brings 25 years of experience and oversees all customer support for offices in San Diego and Poole, England. Prior to joining BakBone, Mr. Hudak was vice president of technical support and services at Orchestria Corporation in Sacramento. Additionally, Mr. Hudak has held director level positions in sales support at Action Point, Sterling Software, and Landmark Systems.

Additional Information

We provide our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge under “Investor Relations” on our website at www.bakbone.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the United States Securities and Exchange Commission, or SEC. The information contained on our website is not part of this Annual Report. You may also read and copy the documents to which we refer at the Public Reference Room maintained by the SEC at 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549 and at certain of the SEC’s regional offices at 7 World Trade Center, Suite 1300, New York, NY 10048 and Northwestern Atrium Center, 500 West Madison Street, Suite 1400, Chicago, IL 60661. In addition, the SEC maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We are required to file reports and other information with the securities commission in each of the provinces of Ontario, Alberta and British Columbia, Canada. You are invited to read and copy any reports, statements or other information, other than confidential filings, that we file with the provincial securities commissions. These filings are also electronically available from the Canadian System for Electronic Document Analysis and Retrieval (SEDAR) (http://www.sedar.com), the Canadian equivalent of the SEC’s electronic document gathering and retrieval system, as well as on our website at www.bakbone.com under “Investor Relations”.

Item 2.	Properties

We currently lease 25,000 square feet in San Diego, California, for our corporate headquarters and our North American sales and development facility. We also lease approximately 7,850 square feet in Poole, United Kingdom, for our EMEA sales and development facility and approximately 6,000 square feet in Tokyo, Japan, for our Pacific Rim sales and development facility. In addition to these facilities, we also lease small sales offices throughout the world. In order to accommodate expected growth in headcount, we plan on either expanding our existing facilities in San Diego or locating new facilities that suit our needs. Our processes for production of software units shipped to customers entail the assembly of the software CD, the manual and any additional collateral material in product specific packaging and, as such, occupy minimal space.

Item 3.	Legal Proceedings

At March 31, 2004, there were no material pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

Item 5.	Market for Company’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common shares have been listed and posted for trading on the Over the Counter Bulletin Board in the United States since November 2002, and on the Toronto Stock Exchange in Canada since March 2000. The following table sets forth the high and low sales prices of the common shares as reported on the Over the Counter Bulletin Board and the Toronto Stock Exchange during the periods indicated:

		Over the Counter Bulletin Board (U.S. $)		Toronto Stock Exchange (Canadian $)
		High	Low	High	Low
Fiscal 2004	Fourth Quarter	$3.29	$2.32	$4.38	$3.10
	Third Quarter	3.84	1.42	5.01	1.90
	Second Quarter	1.90	1.20	2.55	1.72
	First Quarter	1.62	0.57	2.15	0.90
Fiscal 2003	Fourth Quarter	1.25	0.56	1.92	0.84
	Third Quarter	1.05	0.37	1.60	0.75
	Second Quarter	—	—	2.80	1.31
	First Quarter	—	—	3.10	1.60

As of May 31, 2004, there were approximately 362 holders of record of our common shares. On May 28, 2004, the last reported sales price on the Over the Counter Bulletin Board was $1.48. On May 31, 2004, the last reported sales price on the Toronto Stock Exchange was CDN $2.11. As May 31, 2004 was a trading holiday in the United States, the closing price per the Over the Counter Bulletin Board on the immediately preceding trading day is disclosed.

Dividends.

We have never declared or paid any cash dividends on our common shares and do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operation, financial condition and other factors as the board of directors, in its discretion, deems relevant.

Equity Compensation Plans.

Information about our equity compensation plans at March 31, 2004 that were either approved or not approved by our shareholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	5,724,977	$1.62	4,141,063
Equity compensation plans not approved by security holders	—	—	—

Total	5,724,977	$1.62	4,141,063

(1)	Consists of three plans: our 2000 Stock Option Plan, 2002 Stock Option Plan and 2003 Stock Option Plan.

Additional information regarding our stock option plans and plan activity for fiscal 2002, 2003 and 2004 is provided in our consolidated financial statements. See “Notes to Consolidated Financial Statements, Note 8—“Shareholders’ Equity”.

Recent Sales of Unregistered Securities.

In July 2003, we sold and issued 22,000,000 Series A convertible preferred shares in exchange for an aggregate purchase price of CDN$22.0 million (US$15.7 million). In connection with the offering of the convertible preferred shares, we paid an aggregate of $1.5 million in underwriting discounts and commissions to Citigroup Capital Markets. The preferred shares were sold to accredited investors pursuant to a Series A Preferred Share Purchase Agreement with the investors. The issuance of Series A convertible preferred shares was deemed exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The investors in this transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the preferred share certificates issued in the transaction.

From April 1, 2003, through March 31, 2004, 14 option holders exercised options for an aggregate of 416,960 of our common shares pursuant to options granted under our 2002 Stock Option Plan and 2003 Stock Option Plan. The exercise prices per share ranged from CDN$1.18 to CDN$2.27. No consideration was paid to us by any recipient of any of the foregoing options for the initial grant of such options. We have received aggregate consideration of approximately CDN$650,000 in connection with the exercise of these options. These issuances were deemed exempt from registration under the Securities Act in reliance on Regulation S promulgated thereunder as transactions involving the offer and sale of our securities outside the United States.

Purchases of Equity Securities by the Company and Affiliated Purchasers.

We did not repurchase any of our equity securities, nor were any equity securities purchased on our behalf by any affiliated purchasers, during the quarter ended March 31, 2004. We have not publicly announced any repurchase plan or program for our equity securities.

Item 6.	Selected Consolidated Financial Data (in thousands, except per share and share data)

	Year ended December 31, 1999(1)	Two months ended February 29, 2000(1)	Two months ended April 30, 2000	Eleven months ended March 31, 2001	Year ended March 31,
					2002(2)	2003(2)	2004
					(restated)	(restated)
Condensed Consolidated Statements of Operations:
Revenues	$2,573	$384	$168	$3,233	$6,609	$17,918	$27,107
Cost of revenues	745	64	18	629	1,158	1,650	2,994

Gross profit	1,828	320	150	2,604	5,451	16,268	24,113

Operating expenses (excluding stock-based compensation)	1,577	247	541	25,419	25,108	24,411	25,604
Stock-based compensation	—	—	32,241	18,563	21,219	11,641	347

Total operating expenses	1,577	247	32,782	43,982	46,327	36,052	25,951
Operating income (loss)	251	73	(32,632)	(41,378)	(40,876)	(19,784)	(1,838)
Other (expense) income	(2)	(9)	221	302	(388)	(260)	(160)

Income (loss) before income taxes	249	64	(32,411)	(41,076)	(41,264)	(20,044)	(1,998)
Provision for income taxes	—	—	—	—	—	510	951

Net income (loss)	$249	$64	(32,411)	(41,076)	(41,264)	(20,554)	(2,949)

Beneficial conversion feature on preferred stock			—	—	—	—	7,221

Net loss attributable to common shareholders			$(32,411)	$(41,076)	$(41,264)	$(20,554)	$(10,170)

Net loss per common share
Basic and diluted			$(3.46)	$(1.20)	$(0.90)	$(0.37)	$(0.17)

Weighted-average common shares outstanding:
Basic and Diluted			9,372,655	34,246,961	45,697,111	55,536,923	60,882,811

(1)	The selected financial data for these periods reflects the operations of NetVault Holdings, Ltd. prior to its acquisition by the Company in March of 2000.
(2)	The selected financial data for 2002 and 2003 has been restated to reflect the effect of the restatement adjustments as described in Note 3 to the accompanying consolidated financial statements.

Consolidated Balance Sheet Data:	As of April 30, 2000	As of March 31, 2001	As of March 31, 2002	As of March 31, 2003	As of March 31, 2004
			(restated)	(restated)
Cash and cash equivalents	$20,511	$3,115	$5,502	$5,045	$19,399
Working capital	19,895	(1,124)	6,439	2,644	16,187
Total assets	27,065	19,778	18,868	18,035	35,177
Total shareholders’ equity	25,681	14,188	10,243	7,056	20,324

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled “Business Risks” and elsewhere in this Annual Report.

Overview

We are a global provider of data protection software through our product, NetVault. We sell NetVault through our indirect global sales channel comprised primarily of storage-focused resellers, distributors and OEMs. Our channel customers remarket and distribute our product to end-users consisting of small and medium-sized businesses and organizations, as well as large enterprises. Over the past few years, we have significantly increased our revenues through a combination of factors, including enhancing the features of NetVault to address the needs of larger organizations, expanding our relationships with existing channel partners and obtaining new reseller and OEM customers. Although our revenues have increased substantially, we experienced continued net losses through fiscal 2004. As a result, as of March 31, 2004, we had an accumulated deficit of $145.5 million.

We have derived the majority of our historical revenues from licenses of our NetVault product and related maintenance contracts. We anticipate that NetVault will account for substantially all of our revenues for the foreseeable future.

We currently operate in three primary regions: North America, the Pacific Rim and EMEA. For the year ended March 31, 2004, our North American, Pacific Rim and EMEA operations contributed 39%, 37% and 24% of our revenues, respectively, compared to 42%, 38% and 20% of our revenues, respectively, for the year ended March 31, 2003. From a global perspective, we have focused on expanding our distribution channels and OEM relationships. In particular, we have OEM relationships with NCR Teradata, Sony Electronics and Network Appliance. We anticipate that these relationships will continue to be material to our business for the foreseeable future. We also recently entered into an OEM arrangement with Snap Appliance. Although we did not procure any license or maintenance sales through this arrangement in fiscal 2004, we expect to generate license and maintenance sales from this contract in the foreseeable future. A significant component of our business strategy is to increase our OEM revenues by expanding our existing relationships and establishing new OEM relationships with hardware and software vendors.

We generate revenues primarily through a combination of software licenses and related maintenance contracts. We generally offer non-exclusive, perpetual software licenses through our channel partners to end-users and do not offer term-based software licenses. Maintenance contracts generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year.

We license software to resellers in arrangements under which they purchase a combination of software, post-contractual support and/or professional services (collectively “multiple element arrangements”). Post-contractual support includes rights to unspecified upgrades and enhancements, and telephone support. Professional services relate to implementation services and training. For each of these types of arrangements, we have established vendor specific objective evidence, or VSOE, of fair value for all elements in the multiple element arrangement, and thus, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of post-contractual support based on substantive renewal rates for the same term post-contractual support.

We also license software under several OEM agreements, which are segregated into two categories for revenue recognition purposes. Certain OEM arrangements involve multiple elements where VSOE of fair value exists for all undelivered elements but VSOE of fair value does not exist for one or more delivered elements. Under these arrangements revenue is recognized using the residual method, whereby, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming the price is fixed or determinable, delivery has occurred and collectibility is probable. Revenue allocated to post-contractual support is recognized ratably over the arrangement period, which is generally one year. One OEM customer has a specific right of return, whereby the customer is contractually permitted to return our product during the arrangement period. We account for potential returns from this customer in accordance with Statement of Financial Accounting Standards, or SFAS, 48, “Revenue Recognition When Right of Return Exists”. We use historical returns experience with this customer to estimate potential returns and to establish the appropriate sales returns allowance.

We have also entered into multiple element arrangements with certain OEM customers under which, in addition to providing software licenses and maintenance services, we make a commitment to the customer to provide unspecified future software products. As VSOE of fair value cannot be determined for the unspecified future software products, all sales amounts procured under these arrangements are initially deferred and subsequently recognized ratably over the arrangement period. Revenue recognized under these arrangements is included under “Development Software Solutions” in Note 15 to the consolidated financial statements.

Portions of our Pacific Rim revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our product more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities.

Cost of revenues consists of the direct cost of providing customer support, including salary and benefits of staff working in our customer support departments, as well as associated costs of computer equipment, telephone and other general costs necessary to maintain support for our end-users. Also included in cost of revenues are third party software license royalties and the direct costs of raw materials and packaging for products shipped to customers. The direct costs of raw materials and packaging are nominal as products shipped to customers consist of a CD, manual, printed box and other media. Product costs for these items individually and in the aggregate are minimal, and we have little risk of inventory obsolescence due to the small quantities of these items needed to fill our customers’ orders and the short lead time to acquire additional materials. Raw material purchases are held in inventory until the sale of the related software product, at which time the cost per unit sold is released to cost of revenues.

Sales and marketing expenses consist primarily of payroll, commissions, participation at trade shows, web advertising and travel costs for our worldwide sales and marketing staff. Commissions are part of our sales personnel’s compensation package, which is based on the procurement of sales orders and subsequent collection of customer receivables. As we expand our sales and marketing force, we expect sales and marketing expenses to increase in absolute dollars, but to decrease as a percentage of revenues.

Research and development expenses consist primarily of salary and related costs for our worldwide engineering staff. Our Poole, United Kingdom and San Diego, California offices include engineering personnel responsible for the development effort of NetVault and our APMs, respectively. We expect to continue to devote substantial additional resources to research and development such that these expenses will increase in absolute dollars, but is expected to remain consistent as a percentage of revenues.

General and administrative expenses include salaries and benefits for our corporate personnel and other expenses, such as facilities costs and professional services. We expect general and administrative expenses to increase in the future on an absolute dollar basis, but to decrease as a percentage of revenues, reflecting growth in operations and other factors.

Our provision for income taxes is comprised of two primary components: royalty withholding taxes and federal, state, and foreign income taxes. Currently, BakBone, Inc., our U.S. operating subsidiary, and BakBone

Ltd., our U.K. operating subsidiary, earn intercompany royalty revenues from BakBone KK, our Japanese operating subsidiary, for NetVault license sales procured by BakBone KK. For every royalty dollar earned by BakBone, Inc. and BakBone Ltd., 10% of the royalty amount must be withheld and remitted to the Japanese tax authority. The withholding tax is generally recorded in the same period as the NetVault license transaction that generates the tax. The United States and Japan recently ratified a treaty that, among other things, eliminated the 10% royalty withholding tax for transactions between U.S. and Japanese companies, effective July 1, 2004. We expect the elimination of the withholding tax to have a positive impact on our results of operations and cash flows.

We also recognize a provision for income taxes that relates to income generated. Historically, we have accumulated losses from operations, but certain tax regulations in the state of California limit the usage of tax loss carry forwards to offset income earned. The state regulations limiting the Company’s usage of tax loss carry forwards expired, effective March 31, 2004. We expect that the expiration of these state regulations will have a positive impact on our future results of operations and cash flows. In addition, we are subject to alternative minimum tax (AMT) at the federal tax jurisdictional level. AMT creates a tax credit that is available to offset regular federal income tax generated in the future, if any.

Conversion to U.S. GAAP

In connection with our past filings with securities regulators in Canada and the United States, we prepared and presented our financial data in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). The financial information presented in this Annual Report has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and, accordingly, the information in this Annual Report differs in certain material respects from the information previously published. In particular, our historical financial statements published in accordance with Canadian GAAP for periods prior to March 31, 2002 differ from those presented in this Annual Report in part because Canadian GAAP required that we consolidate the results of operations of foreign subsidiaries that are not permitted to be consolidated under U.S. GAAP. The treatment of stock-based compensation in fiscal 2000, 2001 and 2002 also differs materially under U.S. GAAP and Canadian GAAP. As a result, the financial data included in this Annual Report reflects changes to the previously reported stock-based compensation charges. In addition to these specific differences, various other differences exist between U.S. and Canadian GAAP, all of which are discussed in “Notes to Consolidated Financial Statements- Note 17, Differences Between Accounting Principles Generally Accepted in the United States and in Canada.” We intend to continue to publish our financial information in the future in accordance with U.S. GAAP in reports on Form 10-K, 10-Q and 8-K and otherwise. To the extent required by securities regulations in Canada in order to maintain our listing on the Toronto Stock Exchange, we will publish reconciliations to Canadian GAAP in our future filings with regulatory authorities in Canada.

Restatement of Prior Period Financial Statements

In connection with the preparation of this Annual Report, we determined that our previously published financial statements reflected several errors in fiscal 2002 and 2003, and the first three quarters of fiscal 2004. These financial statements did not properly reflect the treatment of certain deferred stock-based compensation charges and the revenue recognition related to specific customer contracts. Several additional adjustments were also identified. The financial statements included in this Annual Report for fiscal 2002 and 2003, and as of March 31, 2002 and 2003 reflect the appropriate characterization of certain stock-based compensation charges and other noted adjustments.

The financial statements for fiscal 2004 and as of March 31, 2004, including the quarterly results for fiscal 2004, reflect the appropriate revenue recognition for certain customer contracts and other noted adjustments. Investors should rely solely on the financial statements in this Annual Report and not on the previously published reconciliations from Canadian GAAP to U.S. GAAP, or on any other previously reported financial statements. A complete discussion of the restated financial data is included in Note 3 to our consolidated financial statements included in this Annual Report.

Internal Controls Over Financial Reporting

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results may be misstated, we could fail to meet our public reporting obligations, our reputation may be harmed and investors may lose confidence in our reported financial results.

In connection with the audit of our financial statements for the fiscal year ended March 31, 2004, our independent auditors have issued a letter to our Audit Committee in which they noted certain matters involving our internal controls and operation that they consider to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants, or AICPA, including our revenue recognition practices for certain customer contracts and our accounting for domestic and international income taxes. In addition, our independent auditors have advised us that they consider these matters to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions. See “Item 9A-Controls and Procedures.”

Application of Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation allowance for deferred tax assets and valuation of goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe there are several accounting policies that are critical to understanding our historical and future performance. These policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These significant accounting policies are:

•	revenue recognition;

•	allowance for doubtful accounts;

•	valuation allowance for deferred tax assets; and

•	valuation of goodwill.

These policies, and our procedures related to these policies, are described below.

Revenue recognition

We recognize software license revenue in accordance with AICPA Statement of Position 97-2, “Software Revenue Recognition”. We derive revenues from licensing software and providing maintenance services to two distinct groups of customers: resellers and OEMs.

For software license arrangements that do no require significant modifications or customization of the software, and that do not contain commitments made by us to provide the customer with unspecified additional software products, we recognize software license revenue when all of the following are met:

•	Persuasive Evidence of an Arrangement Exists. It is our practice to require a purchase order signed by the customer for arrangements involving resellers. For arrangements involving OEMs, we require a contract signed by both the customer and BakBone.

•	Delivery Has Occurred. We deliver software by both physical and electronic means. Both means of delivery transfer title and risk to the customer. Physical delivery terms are generally FOB shipping point. For electronic delivery of the software, delivery is complete when the customer has been provided electronic access to their software. Our arrangements do not generally contain customer acceptance provisions.

•	The Vendor’s Fee is Fixed or Determinable. Fees are generally considered fixed and determinable when payment terms are within our standard payment terms. In general, we do not offer return rights or customer acceptance provisions.

•	Collectibility is Probable. Customers must meet collectibility requirements pursuant to our credit policy. We perform a collectibility assessment for each new reseller and OEM partner. For contracts that do not meet our collectibility criteria, revenue is recognized when cash is received.

We license software to resellers in arrangements under which they purchase a combination of software, post-contractual support and/or professional services (collectively “multiple element arrangements”). Post-contractual support includes rights to unspecified upgrades and enhancements, and telephone support. Professional services relate to implementation services and training. For these types of arrangements, we have established vendor specific objective evidence, or VSOE, of fair value for all elements in the multiple element arrangement, and thus, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of post-contractual support based on substantive renewal rates for the same term post-contractual support.

We also license software under several OEM agreements, which are segregated into two categories for revenue recognition purposes. Certain OEM arrangements involve multiple elements where VSOE of fair value exists for all undelivered elements, but VSOE of fair value does not exist for one or more delivered elements. Under these arrangements revenue is recognized using the residual method, whereby, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to post-contractual support is recognized ratably over the arrangement period, which is generally one year. One OEM customer has a specific right of return, whereby the customer is contractually permitted to return our product during the arrangement period. We account for potential returns from this customer in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists”. We use historical returns experience with this customer to estimate potential returns and to establish the appropriate sales returns allowance.

We have also entered into multiple element arrangements with certain OEM customers under which, in addition to providing software licenses and maintenance services, we make a commitment to the customer to provide unspecified future software products. As VSOE of fair value cannot be determined for the unspecified future software products, all sales amounts procured under these arrangements are initially deferred and subsequently recognized ratably over the arrangement period. Revenue recognized under these arrangements is included under “Development Software Solutions” in Note 15 to the consolidated financial statements.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance by evaluating individual customer accounts receivable, considering the customer’s financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Valuation allowance for deferred tax assets

In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in each tax jurisdiction during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to reduce our valuation allowance, which could materially impact our financial position and results of operations.

Valuation of goodwill

We have recorded goodwill in connection with the acquisitions we have completed in prior periods. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and circumstances indicates the fair value of a reporting unit may be below its carrying amount. For segment reporting, we have historically reported our results of operations based on our primary product offerings: NetVault and MagnaVault. Subsequent to November 2002, when we decided to “end of life” the MagnaVault product, we operate in a single business segment. SFAS No. 142 defines a reporting unit as an operating segment, or one unit below. For purposes of its transitional and annual goodwill impairment analyses, we have divided our operating segment into reporting units, which are based on our geographic reporting entities: North America, EMEA, and the Pacific Rim. Events or changes in facts and circumstances that it considers as impairment indicators include the following:

•	significant underperformance of our business relative to expected operating results;

•	significant adverse economic and industry trends;

•	significant decline in our market capitalization for an extended period of time relative to net book value; and

•	expectations that a reporting unit will be sold or otherwise disposed.

The annual goodwill impairment test consists of a two-step process as follows:

Step 1. We compare the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit is determined by specifically identifying and allocating the assets and liabilities of BakBone to each reporting unit based on headcount, relative revenues, or other methods as deemed appropriate by management. If the carrying amount of each reporting unit exceeds its fair value, an indication exists that each reporting unit’s goodwill may be impaired and we then perform the second step of the impairment test. If the fair value of each reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. We compare the implied fair value of each reporting unit’s goodwill, determined by allocating each reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. If the carrying amount of each reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

Results of Operations

Investors should rely solely on the financial statements in this Annual Report and not on the previously published reconciliations from Canadian GAAP to U.S. GAAP, or on any other previously reported financial statements.

Comparison of operating results for the years ended March 31, 2004 and 2003 (restated)

Revenues

Revenues increased 51% to $27.1 million for the year ended March 31, 2004, from $17.9 million for the year ended March 31, 2003. Revenues for the year ended March 31, 2004 consisted of $21.2 million in licensing revenues, $5.3 million in service revenues, and $589,000 in development software solutions revenues, compared to revenues for the year ended March 31, 2003, which consisted of $15.3 million in licensing revenues and $2.6 million in service revenues. We generated no development software solutions revenue during the year ended March 31, 2003.

In November 2002, we decided to “end of life” the MagnaVault product line, effective January 1, 2003. During the year ended March 31, 2004, we entered into several MagnaVault license arrangements due to customer demand for the product. Included in the revenues during the year ended March 31, 2004 was MagnaVault licensing and service revenues of $566,000 and $204,000, respectively. During the year ended March 31, 2003, MagnaVault licensing revenues were $905,000 and service revenues were $462,000. We do not expect to continue to generate a consistent or material revenue stream from this product line.

Licensing revenues. During the year ended March 31, 2004, we generated significant OEM licensing revenues through NCR Teradata. Our relationships with existing resellers and the establishment of new reseller relationships led to significant licensing revenues growth. Furthermore, we continued the expansion of our business into new territories, primarily within the Pacific Rim and EMEA regions, which led to licensing revenues growth.

In North America, licensing revenues for the year ended March 31, 2004 increased 24% to $7.3 million, from $5.9 million for the year ended March 31, 2003. Licensing revenues growth in North America was driven by both the OEM and reseller channels. The increase in OEM-driven licensing revenues was due primarily to increased sales activity through our relationship with NCR Teradata. During the year ended March 31, 2004, we also continued to establish new reseller relationships, while leveraging existing relationships in North America, to grow revenues through our reseller channel.

In the Pacific Rim, licensing revenues for the year ended March 31, 2004 increased 38% to $8.7 million, from $6.3 million for the year ended March 31, 2003. The Pacific Rim grew licensing revenues through both the reseller and OEM sales channels. During fiscal 2003 and 2004, we expanded our Pacific Rim operations, particularly in China and Korea, and also strengthened existing operations. These expansion efforts contributed to the increase in licensing revenues for the year ended March 31, 2004.

In EMEA, licensing revenues for the year ended March 31, 2004 increased 70% to $5.2 million, from $3.1 million for the year ended March 31, 2003. EMEA experienced increased licensing revenues from the reseller and OEM channels. Increased sales to existing resellers, supplemented by sales to new resellers, helped to drive licensing revenues higher. Furthermore, licensing revenues increased due to the geographic expansion of our operations in EMEA, most notably in Germany and France. The growth in OEM licensing revenues was due to the strength of our worldwide relationship with NCR Teradata, which accounted for all of EMEA’s OEM licensing revenues during the year ended March 31, 2004.

Service revenues. In North America, service revenues for the year ended March 31, 2004 increased 75% to $2.7 million, from $1.5 million for the year ended March 31, 2003. In the Pacific Rim, service revenues for the year ended March 31, 2004 grew 144% to $1.3 million, from $532,000 for the year ended March 31, 2003. In EMEA, service revenues for the year ended March 31, 2004 increased 137% to $1.3 million, from $550,000 for the year ended March 31, 2003. The worldwide growth in service revenues is directly related to increased licensing revenues from sales to new customers and to maintenance contract renewals from existing customers.

Development Software Solutions revenues. During fiscal 2003 and 2004, we entered into OEM arrangements, under which, we committed to provide unspecified additional software products to the OEM partners during the respective arrangement periods. As such, revenue from the arrangements is classified as “Development Software Solutions” and is recognized ratably over the applicable arrangement period. Through March 31, 2004, we had billed and collected $4.4 million under these arrangements, $589,000 of which was recognized as revenue during fiscal 2004, resulting in $3.8 million of deferred revenue as of March 31, 2004. We expect to recognize annual revenues of approximately $850,000 through fiscal 2008 from these arrangements.

Cost of revenues

Cost of revenues for the year ended March 31, 2004 totaled $3.0 million with a gross margin of 89% compared with cost of revenues of $1.7 million with a gross margin of 91% for the year ended March 31, 2003. The increase in cost of revenues in absolute dollars was due to increased product costs associated with the overall increase in sales volume, additions in customer support headcount and increases in third party software license royalties.

Sales and marketing expenses

Sales and marketing expenses increased $3.2 million, or 26%, to $15.3 million for the year ended March 31, 2004, from $12.1 million for the year ended March 31, 2003. The increase was attributable primarily to increases in headcount, and commissions and bonuses, as well as to marketing costs associated with the release of a new version of our product. Headcount increased primarily in the Pacific Rim and EMEA as we expanded our sales operations in those regions. The increase in performance-based payments was a direct function of revenue growth during the year ended March 31, 2004.

Research and development expenses

Research and development expenses decreased $151,000, or 3%, to $4.8 million for the year ended March 31, 2004, from $5.0 million for the year ended March 31, 2003. The overall decrease was due primarily to a reduction in headcount surrounding the November 2002 “end of life” of the MagnaVault product line. We have made recent research and development hires, but, as of March 31, 2004, we had not reached the pre-November 2002 research and development headcount level. We expect that research and development expenses will increase in fiscal 2005 due to planned headcount increases during the period.

General and administrative expenses

General and administrative expenses decreased $558,000, or 9%, to $5.4 million for the year ended March 31, 2004, from $6.0 million for the year ended March 31, 2003. The decrease in general and administrative expenses relates mainly to the decrease in professional service expenses. During the year ended March 31, 2003, we incurred significant, non-recurring legal and accounting costs in conjunction with a corporate restructuring, through which we reduced our subsidiaries from seven to four. Furthermore, we incurred legal costs in connection with an external review of our intellectual property portfolio, which also took place during the year ended March 31, 2003. This decrease was offset partially by increased legal and accounting costs relating to corporate governance compliance and public reporting requirements, as well as to increased insurance expenses during the year ended March 31, 2004.

Stock-based compensation

During the years ended March 31, 2003 and 2004, we recorded stock-based compensation expense related to the amortization of deferred stock-based compensation. From fiscal 2000 through fiscal 2003, we granted various equity instruments to employees and non-employees that required us to recognize stock-based compensation expense. The intrinsic value of these equity instruments granted to employees was recorded in accordance with APB No. 25, which requires the excess of market price over the grant price, which is referred to as the intrinsic value, to be recorded as stock-based compensation. In general, the intrinsic value is deferred and amortized over the vesting period of the underlying equity instrument. Furthermore, we also recorded stock-based compensation during the year ended March 31, 2003 in connection with the issuance of warrants to non-employees for services rendered. The fair value of these equity issuances was calculated using the Black-Scholes option-pricing model and was recorded as stock-based compensation during the year ended March 31, 2003. A complete discussion of these equity transactions is included in Note 9 to our consolidated financial statements included in this Annual Report. A summary of the stock-based compensation charges recorded during the years ended March 31, 2003 and 2004 is included below (in thousands):

	Years ended March 31,
	2003	2004
Stock options issued with exercise prices less than fair market value	$373	$—
Employee Benefit Trust (EBT)	9,116	85
Incentive shares	1,519	262
Advisors’ stock warrants	535	—
Employee option modifications	98	—

Total stock-based compensation	$11,641	$347

Stock-based compensation decreased $11.3 million during the year ended March 31, 2004 from the year ended March 31, 2003 primarily due to the timing of deferred stock-based compensation amortization. In general, our stock-based compensation charges are recorded over the vesting period of the underlying equity instrument. A majority of the deferred stock-based compensation charges recorded in prior periods had been amortized fully as of March 31, 2003, thus resulting in a lesser charge incurred during the year ended March 31, 2004.

Special charges

In November 2002, we implemented a plan to “end of life” our MagnaVault product. During the year ended March 31, 2003, and in connection with the MagnaVault exit activities, we recorded a charge of $415,000, which was comprised of charges related to employee severance of $87,000, an idle facility of $192,000 and fixed asset impairment and other exit costs of $136,000. We did not incur any special charges during the year ended March 31, 2004.

Amortization of intangible assets

In connection with our acquisition of BakBone KK in March 2002, we recorded $221,000 in separately identifiable intangible assets. These intangible assets are amortized over the estimated useful life, or four years. Thus, we recognized $55,000 in amortization expense during each of the years ended March 31, 2003 and 2004.

Impairment of goodwill

In connection with our decision to “end of life” our MagnaVault product, we recorded a goodwill impairment charge of $888,000, which represents the amount by which the carrying value of the MagnaVault-related goodwill exceeded its estimated fair value as of March 31, 2003. We did not incur any goodwill impairment charges during the year ended March 31, 2004.

Provision for income taxes

During the years ended March 31, 2003 and 2004, we recorded provisions for income taxes of $510,000 and $951,000, respectively. During the years ended March 31, 2003 and 2004, certain transactions between our foreign subsidiaries triggered tax liabilities of $510,000 and $586,000, respectively, in certain jurisdictions in which we do business. Furthermore, we recorded an aggregate provision for federal, state, and foreign income taxes of $365,000 during the year ended March 31, 2004 related to taxable income generated during the period. Although we generated losses during the year ended March 31, 2004, certain permanent and temporary revenue and expense recognition differences exist between financial statement and tax reporting resulting in the tax provision. Historically, we have accumulated net operating losses, but certain tax regulations limit the usage of tax loss carry forwards to offset income earned. As we expand our business worldwide, we may become subject to additional tax liabilities in new tax jurisdictions.

Comparison of operating results for the years ended March 31, 2003 (restated) and 2002 (restated)

Revenues

Revenues increased 171% to $17.9 million for the year ended March 31, 2003, from $6.6 million for the year ended March 31, 2002. Revenues for the year ended March 31, 2003 consisted of $15.3 million in licensing revenues and $2.6 million in service revenues, compared to revenues for the year ended March 31, 2002, which consisted of $5.2 million in licensing revenues and $1.4 million in service revenues.

The year ended March 31, 2003 included $6.3 million and $532,000 in licensing and service revenues, respectively, from our Japanese subsidiaries, compared to $812,000 and $7,000 in licensing and service revenues, respectively, for the year ended March 31, 2002. The results of operations of our Japanese subsidiaries were not consolidated until we acquired in excess of 50% ownership of each subsidiary in the fourth quarter of fiscal 2002.

Licensing revenues. Licensing revenues growth worldwide was driven by growth in both our OEM and reseller sales channels, as well as by the consolidation of revenues generated by our Japanese subsidiaries. During the year ended March 31, 2003, we generated significant OEM licensing revenues from NCR Teradata. Our relationships with existing resellers and the establishment of new reseller relationships led to significant licensing revenues growth through our reseller channel. Furthermore, we continued the expansion of our business into new territories, which led to licensing revenues growth.

In North America, licensing revenues for the year ended March 31, 2003 increased 96% to $5.9 million, compared to $3.0 million for the year ended March 31, 2002. Licensing revenues growth in North America was driven by both the OEM and reseller channels. During the year ended March 31, 2003, we established many new reseller relationships, while leveraging existing relationships, to grow revenues through the reseller channel. Prior to fiscal 2003, North America OEM licensing revenues were relatively insignificant in terms of consolidated revenues, but fiscal 2003 experienced significant OEM licensing revenues growth.

In the Pacific Rim, licensing revenues for the year ended March 31, 2003 were $6.3 million, compared to $812,000 for the year ended March 31, 2002. The increase was due to the consolidation of our Japanese subsidiaries and to organic revenue growth. Our Pacific Rim operations experienced success during the year ended March 31, 2003 through both the reseller and OEM sales channels. During fiscal 2003, we expanded our Pacific Rim business operations into new territories, including China and Korea, and strengthened existing Pacific Rim operations.

In EMEA, licensing revenues for the year ended March 31, 2003 increased 125% to $3.1 million, compared to $1.4 million for the year ended March 31, 2002. Increased sales to existing resellers, supplemented by sales to new resellers, and the maturation of our relationship with NCR Teradata, helped to drive revenues higher. Furthermore, licensing revenues increased as we expanded our operations in several territories, most notably Germany, during the year ended March 31, 2003.

Service revenues. In North America, service revenues for the year ended March 31, 2003 increased 49% to $1.5 million, from $1.0 million for the year ended March 31, 2002. In the Pacific Rim, service revenues for the year ended March 31, 2003 were $532,000, compared to $7,000 for the year ended March 31, 2002. In EMEA, service revenues for the year ended March 31, 2003 increased 45% to $550,000, compared to $379,000 for the year ended March 31, 2002. The worldwide growth in service revenues is directly related to the increased licensing revenues from sales to new customers and to maintenance contract renewals from existing customers. Additionally, the consolidation of our Japanese subsidiaries contributed to higher service revenues during the year ended March 31, 2003.

Cost of revenues

Cost of revenues for the year ended March 31, 2003 totaled $1.7 million with a gross margin of 91%, compared with cost of revenues of $1.2 million with a gross margin of 82% for the year ended March 31, 2002. The decrease in cost of revenues as a percent of total revenues for the year ended March 31, 2003 compared to the year ended March 31, 2002 was due primarily to the overall increase in service revenues and to the consolidation of our Japanese subsidiaries.

Sales and marketing expenses

Sales and marketing expenses increased $3.8 million, or 46%, to $12.1 million for the year ended March 31, 2003, compared to $8.3 million for the year ended March 31, 2002. The increase was attributable primarily to an increase in performance-based payments, commissions and bonuses, which were a result of increased revenues, and to the consolidation of our Japanese subsidiaries’ sales and marketing expenses.

Research and development expenses

Research and development expenses increased $724,000, or 17%, to $5.0 million for the year ended March 31, 2003, from $4.2 million for the year ended March 31, 2002. The overall increase was due primarily to increased salaries and travel expenditures. In November 2002, headcount was reduced in conjunction with the MagnaVault exit activities. Although headcount between March 31, 2002 and 2003 remained stable, year-over-year salary expense increased due to the hiring that took place during the first half of fiscal 2003.

General and administrative expenses

General and administrative expenses increased $959,000, or 19%, to $6.0 million for the year ended March 31, 2003, from $5.0 million for the year ended March 31, 2002. The increase in general and administrative costs related primarily to increases in payroll expenses and insurance premiums, and to the consolidation of our Japanese subsidiaries’ general and administrative expenses.

Stock-based compensation

During the years ended March 31, 2002 and 2003, we recorded stock-based compensation related to the amortization of deferred stock-based compensation and to the issuance of various equity instruments. A summary of the stock-based compensation charges recorded during the years ended March 31, 2002 and 2003 is included below (in thousands):

	Years ended March 31,
	2002	2003
Stock options issued with exercise prices less than fair market value	$4,820	$373
EBT	9,780	9,116
Incentive shares	6,548	1,519
Advisors’ stock warrants	71	535
Modification of employee options	—	98

Total stock-based compensation	$21,219	$11,641

Stock-based compensation decreased $9.6 million during the year ended March 31, 2003 from the year ended March 31, 2002 due in large part to the fully vested provisions of one incentive share grant made during the year ended March 31, 2002. The fair value of $4.0 million was recognized during the year ended March 31, 2002. Furthermore, the decrease during the year ended March 31, 2003 was also due to the timing of equity forfeitures. During the year ended March 31, 2002, the Company recorded a stock-based compensation charge of $3.9 million related to the cancellation of certain employee options associated with the August 2001 voluntary employee stock option cancel and regrant program.

Special charges

In November 2002, we implemented a plan to “end of life” our MagnaVault product. In the third quarter of fiscal 2003 and in connection with the MagnaVault exit activities, we recorded a charge of $415,000, which was comprised of charges related to employee severance of $87,000, an idle facility of $192,000 and fixed asset impairment and other exit costs of $136,000. We did not incur any special charges during the year ended March 31, 2002.

Amortization of Intangible Assets

In connection with our acquisition of BakBone KK in March 2002, we recorded $221,000 in separately identifiable intangible assets. These intangible assets are amortized over the estimated useful life, or four years. Thus, we recognized $55,000 in amortization expense during the year ended March 31, 2003. We incurred no such charge during the year ended March 31, 2002.

Amortization of investment in affiliate

During the year ended March 31, 2002, we incurred $854,000 in amortization expense related to our purchase of a minority interest in BakBone KK in March of 2000. In March 2002, we acquired a majority interest in BakBone KK and discontinued the usage of the equity method of accounting for this subsidiary. Accordingly, the investment in affiliate balance was eliminated and, as such, we did not incur an amortization charge during the year ended March 31, 2003.

Amortization of goodwill

Effective April 1, 2002 and pursuant to SFAS No. 142, goodwill is no longer amortized, but is reviewed periodically for impairment. Therefore, we incurred no amortization expense during the year ended March 31, 2003 compared to $3.9 million of amortization expense during the year ended March 31, 2002.

Impairment of goodwill

We recorded goodwill impairment charges of $888,000 and $2.8 million for the years ended March 31, 2003 and 2002, respectively. The impairment charges in fiscal 2003 and 2002 relate to goodwill booked in connection with our June 2000 acquisition of Tracer Technologies, Inc. (Tracer) and its MagnaVault product line.

In connection with our acquisition of Tracer, we acquired exclusive intellectual property rights to MagnaVault. Since the initial acquisition date and through the MagnaVault “end of life” in November 2002, we marketed and sold MagnaVault as a stand-alone software product. MagnaVault revenues were flat during the first three quarters of the year ended March 31, 2002, with a notable decrease during the fourth quarter of the year ended March 31, 2002. Based on MagnaVault’s sales performance during the fourth quarter of the year ended March 31, 2002, we performed an impairment analysis of the Tracer goodwill. As of March 31, 2002, we determined that the carrying value of the Tracer goodwill exceeded its fair value as determined by the estimated discounted cash flows expected to be generated by the underlying assets. Therefore, we recorded an impairment charge of $2.8 million in the accompanying consolidated statement of operations for the year ended March 31, 2002, reflecting the difference between the carrying value and discounted projected future cash flows.

During the first two quarters of fiscal 2003, total revenues generated by MagnaVault experienced a continued decline. This trend continued into the third quarter of fiscal 2003, and in November 2002, management decided to “end of life” the MagnaVault product, whereby all activities, with the exception of customer support, related to MagnaVault would cease permanently, effective December 31, 2002. In connection with this decision, we terminated several employees and closed our Maryland office facility. Based on this triggering event, in accordance with SFAS No. 142, we were required to perform an impairment analysis on the MagnaVault-related goodwill during the year ended March 31, 2003. The first step in the impairment analysis involved comparing the carrying values of the MagnaVault reporting units to their fair values. It was determined that the carrying values of the reporting units exceeded the estimated fair values, consequently, step two of the impairment test was required. As a result of step two, the related goodwill was deemed impaired and we recognized charges of $442,000 and $446,000 in the third and fourth quarters of fiscal 2003, respectively. These charges represented the amount by which the goodwill’s carrying value exceeded its estimated fair value. As of March 31, 2003, all MagnaVault-related goodwill had been amortized or written-off.

Provision for income taxes

During the year ended March 31, 2003, we recognized a provision for income taxes related to transactions between our foreign subsidiaries. Certain transactions between our foreign subsidiaries trigger tax liabilities in the respective jurisdictions in which we do business. Income taxes arising out of these transactions were immaterial during the year ended March 31, 2002.

Quarterly Operating Results

The following tables set forth unaudited quarterly operating information and financial data for each of the eight quarters beginning April 1, 2002 and ended March 31, 2004. This data has been prepared on the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes. The operating results and financial data in any quarter are not necessarily indicative of the results that may be expected for any future period.

Throughout fiscal 2004, we publicly reported our quarterly results in Canada and the United States under Canadian GAAP. As a part of the detailed review of our accounting practices discussed earlier, certain errors were identified in the revenue recognition of certain customer contracts for each of the first three quarters of fiscal 2004. Investors should rely solely on the U.S. GAAP quarterly financial data in this Annual Report which reflects the appropriate revenue recognition for these contracts and not on any other previously published quarterly results.

We believe that future operating results will be subject to quarterly fluctuations, and, as a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future period.

	Fiscal Quarter Ended
	(in thousands)
	Jun-02	Sep-02	Dec-02	Mar-03	Jun-03	Sep-03	Dec-03	Mar-04
	(restated)	(restated)	(restated)	(restated)
Revenues	$3,585	$3,980	$4,832	$5,521	$5,517	$6,333	$7,260	$7,997
Cost of revenues	321	390	405	534	796	683	759	756

Gross profit	3,264	3,590	4,427	4,987	4,721	5,650	6,501	7,241

Operating expenses:
Sales and marketing	3,139	2,893	3,025	3,068	3,563	3,506	3,899	4,362
Research and development	1,241	1,343	1,233	1,146	1,126	1,079	1,171	1,436
General and administrative	1,479	1,542	1,407	1,537	1,457	1,010	1,203	1,737
Stock-based compensation	3,605	3,262	3,004	1,770	153	90	90	14
Special charges	—	—	415	—	—	—	—	—
Amortization of intangible assets	14	14	13	14	14	14	13	14
Impairment of goodwill	—	—	442	446	—	—	—	—

Total operating expenses	9,478	9,054	9,539	7,981	6,313	5,699	6,376	7,563

Operating (loss) income	(6,214)	(5,464)	(5,112)	(2,994)	(1,592)	(49)	125	(322)
Interest expense, net	(29)	(32)	(38)	(83)	(38)	(8)	16	29
Foreign exchange gain (loss), net	9	(15)	(29)	(24)	(5)	(18)	(15)	(40)
Other expense, net	(1)	(1)	(10)	(7)	—	(18)	(48)	(15)

(Loss) income before income taxes	(6,235)	(5,512)	(5,189)	(3,108)	(1,635)	(93)	78	(348)
Provision for income taxes	22	24	79	385	128	55	235	533

Net loss	(6,257)	(5,536)	(5,268)	(3,493)	(1,763)	(148)	(157)	(881)
Beneficial conversion feature on preferred stock	—	—	—	—	—	7,221	—	—

Net loss attributable to common shareholders	$(6,257)	$(5,536)	$(5,268)	$(3,493)	$(1,763)	$(7,369)	$(157)	$(881)

	Fiscal Quarter Ended
	Jun-02	Sep-02	Dec-02	Mar-03	Jun-03	Sep-03	Dec-03	Mar-04
	(restated)	(restated)	(restated)	(restated)
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	9%	10%	8%	10%	14%	11%	10%	9%

Gross profit	91%	90%	92%	90%	86%	89%	90%	91%

Operating expenses:
Sales and marketing	88%	73%	63%	56%	65%	56%	54%	55%
Research and development	35%	34%	26%	21%	21%	17%	16%	18%
General and administrative	41%	39%	29%	28%	27%	16%	17%	22%
Stock-based compensation	101%	82%	62%	32%	3%	1%	1%	—
Special charges	—	—	9%	—	—	—	—	—
Amortization of intangible assets	—	—	—	—	—	—	—	—
Impairment of goodwill	—	—	9%	8%	—	—	—	—

Total operating expenses	265%	228%	198%	145%	116%	90%	88%	95%

Operating (loss) income	-174%	-138%	-106%	-55%	-30%	-1%	2%	-4%
Interest expense, net	-1%	-1%	-1%	-2%	—	—	—	—
Foreign exchange gain (loss), net	—	—	-1%	—	—	—	—	—
Other expense, net	—	—	—	—	—	—	-1%	—

(Loss) income before income taxes	-175%	-139%	-108%	-57%	-30%	-1%	1%	-4%
Provision for income taxes	—	1%	2%	7%	2%	1%	3%	7%

Net loss	-175%	-138%	-110%	-64%	-32%	-2%	-2%	-11%
Beneficial conversion feature on preferred stock	—	—	—	—	—	114%	—	—

Net loss attributable to common shareholders	-175%	-138%	-110%	-64%	-32%	-116%	-2%	-11%

Liquidity and Capital Resources

We have financed our operations primarily through private placements and public offerings of equity instruments in the Provinces of British Columbia, Alberta and Ontario, Canada, and through a private placement of Series A convertible preferred shares in the United States. We have also financed our operations through issuances of common shares upon exercise of warrants and stock options and, more recently, by generating cash from operations.

We derive cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash provided by operating activities was $841,000 during the year ended March 31, 2004, as opposed to cash used in operating activities of $3.1 million for the year ended March 31, 2003. The shift from negative to positive operating cash flows between the periods reflects the increase in sales volume, and correlated cash collections, between the periods. The increase in sales during the year ended March 31, 2004 has also served to increase our accounts receivable and deferred revenue balances. Based on the payment terms of our sales arrangements, and the timing of revenue recognition under certain OEM contracts and service contracts, our cash receipts frequently do not occur in the same period as the recognition of related revenue.

Net cash used in investing activities was $534,000 and $413,000 for the years ended March 31, 2004 and 2003, respectively, which consisted almost entirely of expenditures on capital equipment.

We generated significant cash from financing activities during the year ended March 31, 2004. In July 2003, we raised proceeds of $13.6 million, net of $2.1 million in offering costs, through the issuance of Series A convertible preferred shares. Furthermore, we generated financing cash flows of $1.2 million and $500,000 from the exercise of warrants and stock options, respectively, during the year ended March 31, 2004. These cash inflows were offset partially by a $1.7 million repayment of a term loan and $115,000 in payments on capital lease obligations. Cash provided by financing activities of $2.7 million during the year ended March 31, 2003 consisted primarily of $1.3 million from the exercise of warrants associated with a fiscal 2002 private placement, the release of $804,000 in restricted cash amounts, $1.0 million in proceeds, net of $75,000 in offering costs, from a fiscal 2003 private placement, and $144,000 from the exercise of stock options. These cash inflows were offset partially by payments of $298,000 and $202,000 related to a note payable and capital lease obligations, respectively. As of March 31, 2004 we had no indebtedness outstanding other than $97,000 in capital lease obligations.

Currently we have no material cash commitments other than our normal recurring trade payables, expense accruals and operating and capital leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, we expect to expend $1.0 million on capital expenditures in fiscal 2005. We anticipate continued growth of our business in existing territories and expansion of our business operations into new territories, as well as headcount additions in both the sales, and the research and development functions in fiscal 2005.

We believe that our cash and cash equivalent balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations. We are focused on preserving and improving cash and our overall liquidity position by growing revenues, managing our accounts receivable, and continuously monitoring expenses.

At March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Annual Report.

At March 31, 2004, our outstanding commitments included (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$97	$55	$42	$—	$—
Operating lease obligations	$2,016	$1,263	$753	$—	$—

Total	$2,113	$1,318	$795	$—	$—

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002 and the adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

FASB Interpretation No. 45, or FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to certain guarantees issued before December 31, 2002. We adopted FIN 45 disclosure requirements as of December 31, 2002. The adoption of the provisions for recognition and initial measurement did not have a material impact on our financial position, results of operations or cash flows. See Note 14 “Guarantees” in the notes to the consolidated financial statements contained in this Annual Report for more information.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. We have adopted the transition and annual disclosure requirements of SFAS No. 148 which are effective for fiscal years ending after December 15, 2002 and have elected to continue to account for employee stock options under APB No. 25. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that EITF Issue No. 00-21 will have a material impact on our financial position, results of operations or cash flows. In December 2003, the SEC published Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. This SAB updates portions of the SEC staff’s interpretive guidance provided in SAB 101. SAB 104 deletes interpretive material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s EITF on various revenue recognition topics. The adoption of SAB 104 did not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in FIN 46, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for pre-existing VIEs to no later than February 2004. In December 2003, the FASB issued a revision to FIN 46 (FIN 46-R), which incorporated the October 2003 deferral provisions and clarified and revised the accounting guidance for VIEs. All VIEs, regardless of when created, are required to be evaluated under FIN 46-R no later than the quarter ended March 31, 2004. We adopted FIN 46-R, effective March 31, 2004, and the adoption did not have a material effect on our financial condition, results of operations or cash flows. As of March 31, 2004, we have not identified any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on our financial position or results of operations.

In December 2003, the SEC published Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. This SAB updates portions of the SEC staff’s interpretive guidance provided in SAB 101. SAB 104 deletes interpretive material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s EITF on various revenue recognition topics. The adoption of SAB 104 did not have a material impact on our financial position, results of operations or cash flows.

Impact of Inflation

The primary inflationary factor affecting our operations is labor costs and we do not believe that inflation has materially affected earnings during the past four years. Substantial increases in costs and expenses, particularly labor and operating expenses, could have a significant impact on our operating results to the extent that such increases cannot be passed along to customers and end-users.

BUSINESS RISKS

You should consider each of the following factors, as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common shares could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

We have incurred substantial net losses since inception and we may not be able to maintain profitability.

We have incurred operating and net losses since inception of our operations in March 2000. Our net losses were $41.3 million, $20.6 million and $2.9 million for the fiscal years ended March 31, 2002, 2003 and 2004, respectively. As of March 31, 2004, our accumulated deficit was $145.5 million. We cannot assure you that we will be able to achieve or maintain positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, financial condition and results of operations.

Our short operating history makes it difficult to evaluate our business and prospects.

We began our current line of business with the acquisition of NetVault Holdings, Ltd. in March 2000. As a company with a relatively short operating history, we face risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, including:

•	the implementation and successful execution of our business strategy and our sales and marketing initiatives;

•	retention of current value-added resellers, distributors and original equipment manufacturers and attraction of new value-added resellers, distributors and original equipment manufacturers;

•	our ability to respond effectively to competitive and technological developments related to our product and technologies;

•	our ability to attract, retain and motivate qualified personnel; and

•	our ability to effectively manage our anticipated growth.

If we fail to address any of these risks and uncertainties successfully, our business, results of operations, financial condition and prospects may be materially adversely affected.

Competition in our target markets could reduce our sales.

We operate in a segment of the intensely competitive storage management software market. This market is characterized by rapidly changing technology and evolving standards. We have a number of competitors that vary in size and scope and breadth of products offered. Many of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development, and we expect to face additional competition from these competitors in the future. Our current competitors include, but are not limited to, Veritas Software Corporation, EMC Corporation, IBM’s Tivoli division, Computer Associates and CommVault Systems, Inc. Some of these companies compete against us by offering a full suite of storage management tools, including software that addresses data protection. We also face competition from a number of smaller companies who, like us, focus solely or primarily on the data protection software market. Furthermore, our OEM partners, who do not currently compete with us, could decide to compete with us by offering their own data protection solutions that exclude our software, and other storage equipment vendors may enter our market either through acquisition of competing technologies or products, or through development of their own data protection software solutions.

Our existing and future competitors could introduce products with superior features, scalability and functionality at lower prices than our product. Most of our competitors provide broad suites of storage management software solutions and thus could gain market share by bundling existing or new data protection products with other more established storage products or by acquiring or forming strategic alliances with our other competitors. If our competitors are successful in gaining market share, our business, operating results, and financial condition could be adversely affected.

Our future revenues depend upon continued market acceptance of our NetVault product.

We derive substantially all of our revenues from our NetVault product, and we expect that this concentration of revenues will continue for the foreseeable future. If the market does not continue to accept this product, our revenues will decline significantly, and this would negatively affect our operating results. Factors that may affect the market acceptance of our NetVault product include the performance, price and total cost of ownership of our product and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

We derive a significant amount of revenues from only a few customers.

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of customers. During the fiscal year ended March 31, 2004, one of our OEM customers, NCR Teradata accounted for 12% of our revenues. If any of our largest customers were to reduce purchases from us, our business would be adversely affected. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues.

We rely on indirect sales channels such as value-added resellers, distributors and OEMs, and this makes it difficult for us to predict our revenues.

We rely, and will continue to rely, on our indirect sales channel for the marketing and distribution of our product. Our agreements with value-added resellers and distributors do not contain exclusivity provisions and in most cases may be terminated by either party without cause and with limited or no notice. Many of our resellers also carry other product lines that are competitive with ours. These resellers may not give a high priority to the marketing of our product. Rather, they may give a higher priority to other products, including the products of competitors, or may not continue to carry our product. Events or occurrences of this nature could seriously harm our business, operating results and financial condition. In addition, we may not be able to retain our current resellers or successfully recruit new resellers. Any such changes in our distribution channels could seriously harm our business, operating results and financial condition.

Our strategy is also to develop significant partnerships with key hardware and software providers to integrate NetVault into their offerings to support more robust data protection solutions. We may fail to implement this strategy successfully. We are currently investing, and will continue to invest, resources to develop this channel. Such investments, if not successful, could seriously harm our operating margins. Before we can sell our product to an OEM, we must engage in a lengthy sales cycle and develop a version of our software customized for and integrated with the hardware or software product of the OEM. This process, which can take up to 12 months or more, requires the commitment of OEM personnel and resources, and we compete with other suppliers for these resources. Any delays in completing this process or any failure to timely develop a customized and integrated version of our software for an OEM would adversely affect our ability to sell our product.

Sales of our product through our OEMs depend on the success of our OEMs in developing and effectively marketing new products, applications and product enhancements on a timely and cost-effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. If our OEMs do not meet these challenges, then our revenues may not meet our expectations.

The OEMs that we partner with may incorporate the technologies of other companies in addition to, or to the exclusion of, our technologies, and are not obligated to purchase our product from us and they may not continue to include our product with their products. In addition, we have no control over the shipping dates or volumes of systems the OEMs ship. Our OEM customers compete with one another. If one of our OEM customers views the product we have developed for another OEM as competing with its products, it might decide to stop doing business with us, which could adversely affect our business and operating results. The inability to recruit, or the loss of, important OEMs could seriously harm our business, operating results and financial condition. Finally, should one of our OEM partners acquire a competitive product to ours, our OEM revenues would likely decline.

Failure to manage our growth could adversely affect our business.

If we fail to manage our growth effectively, our business and operating results could be adversely affected, which could cause the market price of our stock to fall. We expect to continue to grow our operations domestically and internationally, and to hire additional employees. The growth in our operations and staff has placed, and will continue to place, a significant strain on our management systems and resources. If we fail to manage our future anticipated growth, we may experience higher operating expenses, and we may be unable to meet the expectations of securities analysts or investors with respect to future operating results. To manage this growth we must continue to:

•	improve our financial and management controls, reporting systems and procedures;

•	add and integrate new employees;

•	manage our relationship with our resellers, distributors and OEMs;

•	control expenses; and

•	expand geographically dispersed operations.

We may need to commit a significant amount of funds to obtain additional systems and facilities to accommodate our current and future anticipated growth. To the extent this anticipated growth does not occur or occurs more slowly than we anticipate, we may not be able to reduce expenses to the same degree. Any failure to manage our growth effectively could seriously harm our business and operating results.

Because our intellectual property is critical to the success of our business, our operating results would suffer if we are unable to adequately protect or enforce our intellectual property rights.

Our proprietary technologies are crucial to our success and ability to compete. We rely primarily on a combination of copyrights, trade secret laws, contractual provisions and trademarks to establish and protect our intellectual property rights in our proprietary technologies. Sometimes our product is licensed under “shrink wrap” license agreements that do not require a physical signature by the end-user licensee and therefore may be unenforceable under the laws in some jurisdictions. We presently have no patents pending or issued; however, we are investing resources to attempt to gain patent protection for some of our proprietary technology. We cannot assure you that any patents will be issued to us or that the benefit we derive from any patents, if and when issued, will necessarily equal or exceed the costs of obtaining such patents. Our general practice is to enter into confidentiality or license agreements with employees, consultants and customers and seek to control access to and distribution of our source code, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our product or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult. Other parties also may independently develop or otherwise acquire equivalent or superior technology.

In addition, the laws in some countries in which our product is or may be developed, manufactured or sold may not protect our intellectual property rights to the same extent as the laws of the United States, or at all. Our failure to protect our intellectual property rights could have a material adverse effect on our business.

We may become involved in costly and lengthy patent infringement or intellectual property litigation which could seriously harm our business.

In recent years, there has been significant litigation in the United States and in foreign countries involving patents and other intellectual property rights. We may become party to litigation in the future as a result of an alleged infringement of others’ intellectual property. From time to time, we receive inquiries from other companies concerning whether we used their proprietary information or technology. It also is possible that patent holders will assert patent rights which apply broadly to our industry, and that such patent rights, if valid, may apply to our product or technology. Any claims that we improperly use another party’s proprietary information or technology or that we infringe another party’s intellectual property, with or without merit, could adversely affect or delay sales of our product, result in costly and time-consuming litigation, divert our technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing arrangements, any of which could adversely affect our business. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner or on reasonable terms, our business and our operating results could be materially adversely affected.

Our foreign operations and international revenues create special challenges that could adversely affect our operating results.

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States. As of March 31, 2004, we had 47 employees in EMEA and 42 employees in the Pacific Rim out of 175 total employees. Our foreign operations and revenues are subject to a number of risks, including:

•	potential loss of proprietary information due to piracy, misappropriation or weaker intellectual property protection laws or weaker enforcement of such laws;

•	imposition of foreign laws and other governmental controls, including trade restrictions, as well as the burdens of complying with a wide variety of multiple local, country and regional laws;

•	unexpected domestic and international political or regulatory changes;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation;

•	lack of acceptance of localized product, if any, in foreign countries;

•	longer negotiation and accounts receivable payment cycles;

•	difficulties in managing international operations;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings; and

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations.

Our continued growth and profitability will require further expansion of our international operations. To expand international operations successfully, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers, all of which will require significant management attention and financial resources. If we fail to further expand our international operations and revenues, we may not achieve our anticipated growth.

Portions of our Pacific Rim revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our product more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities.

Our success depends on our ability to keep pace with rapid technological developments in the storage industry.

Our future success depends, in part, on our ability to address the rapidly changing needs of organizations by developing and introducing new product updates and features on a timely basis. To achieve this objective we must extend the operation of our product to new platforms and keep pace with technological developments and emerging industry standards. To achieve broad acceptance of our software, we must obtain certifications from hardware vendors approving our software for use as a data protection solution on their platforms. This process requires continual testing and development, and we must invest significant technical resources in adapting our product to the changing hardware specifications. If we are unsuccessful in obtaining new certifications, the market for our software may be limited. Moreover, software products typically have a limited life cycle, and it is difficult to estimate when they will become obsolete. We must therefore continually develop and introduce innovative products and/or upgraded versions of our existing product before the current software has completed its life cycle. Our failure to do so may result in our inability to achieve and sustain the level of sales required for success.

Our quarterly revenues and operating results may fluctuate significantly, which could cause the market price of our stock to be extremely volatile.

We may experience a shortfall in revenues in any given quarter in relation to our plans or investor expectations. Any such shortfall in revenues would harm our operating results and could cause the market price of our stock to fall substantially. You should not rely on the results of any prior periods as an indication of our future performance. If we have a shortfall in revenues in any given quarter, our efforts to reduce our operating expenses in response will likely lag behind the shortfall in revenues. Therefore, any significant shortfall in revenues will likely have an immediate adverse effect on our operating results for that quarter. Our revenues in general, and our licensing revenues in particular, are difficult to forecast and are likely to fluctuate significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. These factors include:

•	the timing and magnitude of sales;

•	historical sales patterns in the IT industry which often involve customer purchase decisions being made at or near the end of each calendar quarter;

•	the timing of large enterprise transactions which are typified by long solicitation and decision periods and often remain highly uncertain until the sale is actually completed;

•	the introduction, timing and market acceptance of new products by us and our competitors;

•	the rate of growth of NAS and SAN technology deployment;

•	the rate of adoption and associated growth of the Linux operating system;

•	the extent to which our customers renew maintenance contracts with us;

•	changes in our pricing policies and distribution terms; and

•	the possibility that our customers may defer purchases in anticipation of new products or product updates by us or by our competitors.

Our stock price is volatile.

The market price and trading volume of our common shares has been subject to significant volatility, and this trend may continue. The value of our common shares may decline regardless of our operating performance or prospects. Factors affecting our market price include:

•	our perceived prospects;

•	variations in our operating results and whether we have achieved our key business targets;

•	sales or purchases of large blocks of our stock;

•	changes in, or our failure to meet, our earnings estimates;

•	the restatement of previously reported financial information;

•	changes in securities analysts’ buy/sell recommendations;

•	differences between our reported results and those expected by investors and securities analysts;

•	announcements related to business performance and prospects by us or our competitors;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	developments in the financial markets; and

•	general economic, political or stock market conditions.

Recent events have caused stock prices for many companies, including ours, to fluctuate in ways unrelated or disproportionate to their operating performance. The general economic, political and stock market conditions that may affect the market price of our common shares are beyond our control. The market price of our common shares at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities, and we may be subject to a heightened risk of securities class action litigation due to the recent volatility in our stock and our recent restatement of previously published financial information.

Litigation, or any regulatory proceeding or action, may be time consuming, expensive and distracting from the conduct of our business, and the outcome of litigation, or any potential regulatory proceeding or action, is difficult to predict. The adverse resolution of any lawsuit, or regulatory proceeding or action, could have a material adverse effect on our business, results of operations and financial condition. To the extent expenses incurred in connection with litigation, or any potential regulatory proceeding or action, are not covered by available insurance, such expenses could adversely affect our cash position.

Our product may contain significant defects, which may result in liability and/or decreased sales.

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Despite our best efforts to test our product, we might experience significant errors or failures in our product, or it might not work with other hardware or software as expected, which could delay the development or release of new products or new versions of our product and adversely affect market acceptance of our products. End-user customers use our product for applications that are critical to their businesses, and they have a greater sensitivity to product defects than the market for other software products generally. Our end-users and distribution partners may claim that we are responsible for damages to the extent they are harmed by any failure of our product.

If we were to experience significant delays in the release of new products or new versions of our product, or if customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs, and our business and operating results could be adversely affected.

If we make acquisitions that fail to result in anticipated benefits or are unable to successfully integrate any acquisition, our business would suffer.

We have in the past, and may in the future, acquire businesses, products or technologies that we believe complement or expand our existing business. To the extent that we make any acquisitions in the future, our success will depend in part upon our ability to integrate the people, products and business lines we acquire into our operations. In addition, we will need to work with an acquired company’s customers and business partners to expand relationships based upon the broader range of products and services that may be available from us. In some instances, we may need to discontinue relationships with business partners whose interests are no longer aligned with ours. We must also accomplish the synergies we identified during the acquisition process. Failure to execute on any of these elements of the integration process could seriously harm our business, operating results or financial condition. We may pay for acquisitions in cash, but we cannot be certain that additional funds will be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing shareholders’ percentage of ownership, incur substantial debt or assume contingent liabilities.

We cannot assure you that any acquired businesses, products or technologies will generate sufficient revenue and net income to offset the associated costs of the acquisitions or that such acquisitions will not result in other adverse effects. Moreover, from time to time, we may enter into negotiations for the acquisition of businesses, products or technologies but be unable or unwilling to consummate the acquisitions under consideration. This could cause significant diversion of managerial attention and resources.

Our future capital needs are uncertain, and we may need to raise additional funds in the future which may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, NetVault;

•	the costs of developing new products, services or technologies;

•	the extent to which we invest in new technology and product development;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with the growth of our business, if any.

Our existing sources of cash and cash flows may not be sufficient to fund our activities. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it would increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

Our success depends on retaining key personnel, including our executive officers, and hiring and retaining other qualified employees.

Our future growth and success depends on the continued contributions of our senior management as well as our ability to hire and retain other key engineering, sales and marketing and operations personnel as needed. If we are unable to hire and retain qualified employees, our business and operating results may be adversely affected. We need to hire and retain qualified personnel to support the planned expansion of our business and to meet the anticipated increase in customer demand for our product and services. All of our employees are free to terminate their employment with us at any time, and we have an employment agreements with only several members of management. Competition for people with the skills we require is intense, particularly in the San Diego area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. As a result, we expect to continue to experience increases in compensation costs. We cannot assure you that we will be successful in hiring or retaining new personnel.

We rely upon software licensed from third parties, and if it became unavailable to us, we could be required to modify our software or to acquire a license or right to use alternative technology.

We license and use software owned by third parties in our business, some of which is incorporated into our product. These third party software licenses may not continue to be available to us on acceptable terms. Also, these third parties may from time to time receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing this software. Our inability to use any of this third party software could result in shipment delays or other disruptions in our business, which could materially and adversely affect our business and operating results.

Because we are a Canadian corporation, certain civil liabilities and judgments may be unenforceable against us by U.S. investors.

We are incorporated under the laws of Canada and some of our directors are residents of Canada. As a result, it may be difficult for our U.S.-based shareholders to initiate a lawsuit within the United States. It may also be difficult for shareholders to enforce a U.S. judgment in Canada or elsewhere or to succeed in a lawsuit in Canada or elsewhere based only on violations of U.S. securities laws.

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of prior period financial statements.

We may in the future be subject to class actions, other securities litigation or other proceedings or actions arising in relation to the restatement of our prior period financial statements. In connection with the announcement of the restatements, we notified the appropriate regulatory authorities, including the SEC, the Ontario Securities Commission and the Toronto Stock Exchange, or our intent to restate previously reported results.

Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business, and the outcome of litigation and any potential regulatory proceeding or action is difficult to predict. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, results of operations and financial condition. To the extent expenses incurred in connection with litigation or any potential regulatory proceeding or action (which may include substantial fees of attorneys and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions) are not covered by available insurance, such expenses could adversely affect our cash position.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Our independent auditors have reported material weaknesses in our internal controls that, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

As described in Item 9A of this Annual Report, our independent auditors identified certain matters involving our internal controls and operations that they considered to be “reportable conditions”, as defined by the American Institute of Certified Public Accountants, including revenue recognition practices for certain customer contracts and our ability to account for domestic and international income taxes. In addition, our independent auditors have advised us that they consider these matters to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

As a result of these findings, we have implemented, and continue to implement, actions to address these deficiencies and to enhance the reliability and effectiveness of our internal controls and operations. However, we cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses reported by our independent accountants or that we will implement and maintain adequate controls over our financial processes and reporting in the future. Our independent auditors have not evaluated the measures we have taken or plan to take to address the material weaknesses described above. In addition, we cannot assure you that additional material weaknesses or reportable conditions in our internal controls will not be discovered in the future.

Any failure to remediate the material weaknesses reported by our independent auditors or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Moreover, we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. Portions of our Pacific Rim revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our product more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements at March 31, 2003 and 2004, and for the years ending March 31, 2002, 2003 and 2004 and the Report of our independent registered public accounting firm, are included in this Annual Report on pages F-1 through F-44.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

BakBone maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to BakBone’s management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the fiscal year ended March 31, 2004, BakBone’s independent auditors, KPMG LLP, issued a letter to our Audit Committee in which they noted certain matters involving BakBone’s internal controls and operation that they consider to be “reportable conditions”, as defined under standards established by the American Institute of Certified Public Accountants, or AICPA, including our revenue recognition practices for certain customer contracts and our ability to account for domestic and international income taxes. Reportable conditions are matters coming to the attention of our independent auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect BakBone’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, KPMG has advised us that they consider these matters to be “material weaknesses” that, by themselves or in combination, result in a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions. As a result of these findings, BakBone’s Audit Committee has authorized and directed management to fully implement actions to address these deficiencies and to enhance the reliability and effectiveness of BakBone’s control procedures.

To address the inappropriate revenue recognition for certain customer contracts, BakBone has refined its formal revenue contract review process that includes analyzing all contracts to identify provisions that impact software revenue recognition under AICPA Statement of Position 97-2, “Software Revenue Recognition.” This analysis, while previously employed, will be improved by enhanced documentation and analysis by experienced accounting personnel who are versed in software revenue recognition.

To address issues with our ability to account for foreign and domestic income taxes, we plan on hiring an experienced Corporate Tax Manager that has a thorough understanding of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, international tax, state tax, value added tax, and other tax matters that pertain to BakBone and our business. The Corporate Tax Manager will be responsible for preparing our income tax provision in accordance with GAAP. BakBone plans on adding the Corporate Tax Manager before the end of its second fiscal quarter of 2005.

As required by SEC Rule 13a-15(b), BakBone carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on the foregoing, our CEO and CFO determined that deficiencies identified by KPMG LLP caused our disclosure controls and procedures not to be effective at a reasonable assurance level. However, the CEO and CFO noted that BakBone is actively seeking to remedy the deficiencies identified herein and did not note any other material weaknesses or significant deficiencies in our disclosure controls and procedures during their evaluation. BakBone continues to improve and refine its internal controls. This process is ongoing, and BakBone seeks to foster an exemplary internal control environment.

Based upon the issues raised by KPMG LLP and BakBone’s evaluation of its disclosure controls and procedures, BakBone has restated its financial statements for fiscal years 2002 and 2003, and the first three quarters of fiscal 2004 to properly reflect stock-based compensation charges, revenue recognition for a limited number of customer contracts, and for certain other non-material adjustments. See Note 3 to BakBone’s Consolidated Financial Statements.

Other than as summarized above, there have been no changes in BakBone’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

The information relating to directors of the Company is incorporated by reference from our Definitive Proxy Statement filed in connection with the Company’s Annual Meeting of Shareholders to be held August 4, 2004 as set forth under the caption “Election of Directors”. Information regarding executive officers is set forth in Item I of Part I of this Annual Report under the caption “Executive Officers”.

Item 11.	Executive Compensation and Other Matters

The information relating to executive compensation is incorporated by reference to the Proxy Statement under the caption “Executive Compensation and Other Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement under the caption “General Information-Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the caption “Fees Paid to KPMG LLP”.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report:

(b)	Reports on Form 8-K.

A report on Form 8-K was filed by the Company on May 20, 2004, furnishing a press release entitled “BakBone Reports Fourth Quarter and Fiscal 2004 Operating Results and Revises Prior Period Financial Statements” described therein.

(c)	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BakBone Software Incorporated:

We have audited the consolidated balance sheets of BakBone Software Incorporated and subsidiaries as of March 31, 2003 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BakBone Software Incorporated and subsidiaries as of March 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements as of March 31, 2003 and for each of the years in the two-year period ended March 31, 2003.

KPMG LLP

San Diego, California

June 25, 2004

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2004

(in thousands, except share data)

	March 31,
	2003	2004
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,045	$19,399
Accounts receivable, net of allowance for doubtful accounts of $87 and $135, respectively	4,822	7,383
Other assets	850	1,286

Total current assets	10,717	28,068
Property and equipment, net	2,239	1,942
Intangible assets, net	166	111
Goodwill	4,269	4,269
Other assets	644	787

Total assets	$18,035	$35,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$865	$926
Accrued liabilities	3,147	4,078
Current portion of deferred revenue	2,409	6,877
Current portion of note payable	1,652	—

Total current liabilities	8,073	11,881
Deferred revenue, excluding current portion	2,837	2,930
Other liabilities	69	42

Total liabilities	10,979	14,853

Commitments and contingencies
Shareholders’ equity:
Series A convertible preferred stock, no par value, zero and 22,000,000 shares authorized, respectively, zero and 18,000,000, issued and outstanding, respectively, liquidation preference of $20,650	—	11,160
Share capital, no par value, unlimited shares authorized, 58,625,216 64,526,608 shares issued and outstanding, respectively	143,543	154,916
Share capital held by subsidiary	(66)	—
Employee benefit trust	(1)	(5)
Deferred compensation	(359)	(12)
Accumulated deficit	(135,305)	(145,475)
Accumulated other comprehensive loss	(756)	(260)

Total shareholders’ equity	7,056	20,324

Total liabilities and shareholders’ equity	$18,035	$35,177

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2002, 2003 and 2004

(in thousands, except per share and share data)

	Year ended March 31,
	2002	2003	2004
	(restated)	(restated)
Revenues	$6,609	$17,918	$27,107
Cost of revenues	1,158	1,650	2,994

Gross profit	5,451	16,268	24,113

Operating expenses:
Sales and marketing	8,281	12,125	15,330
Research and development	4,239	4,963	4,812
General and administrative	5,006	5,965	5,407
Stock-based compensation *	21,219	11,641	347
Special charges	—	415	—
Amortization of intangible assets	—	55	55
Amortization of goodwill	3,939	—	—
Amortization of investment in affiliate	854	—	—
Impairment of goodwill	2,789	888	—

Total operating expenses	46,327	36,052	25,951

Operating loss	(40,876)	(19,784)	(1,838)
Interest expense, net	(69)	(182)	(1)
Foreign exchange gain (loss), net	110	(59)	(78)
Other expense, net	(422)	(19)	(81)
Equity in loss of affiliates, net	(7)	—	—

Loss before income taxes	(41,264)	(20,044)	(1,998)
Provision for income taxes	—	510	951

Net loss	(41,264)	(20,554)	(2,949)
Beneficial conversion feature on preferred stock	—	—	7,221

Net loss attributable to common shareholders	$(41,264)	$(20,554)	$(10,170)

Net loss per common share:
Basic and diluted	$(0.90)	$(0.37)	$(0.17)

Weighted-average common shares outstanding:
Basic and diluted	45,697,111	55,536,923	60,882,811

* Stock-based compensation includes the following:
Sales and marketing	$2,777	$1,371	$—
Research and development	12,011	8,289	276
General and administrative	6,431	1,981	71

	$21,219	$11,641	$347

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years ended March 31, 2002, 2003 and 2004

(in thousands, except share data)

	Series A convertible preferred stock		Share capital		Share capital held by subsidiary	Employee benefit trust	Deferred compen- sation	Accum- ulated deficit	Accumulated other compre- hensive income (loss)	Compre- hensive income (loss)	Total share- holders’ equity
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2001	—	$—	41,747,922	$121,715	$—	$(412)	$(32,526)	$(73,487)	$(1,102)		$14,188
Public offering, net of offering costs	—	—	7,170,400	5,337	—	—	—	—	—		5,337
Private placement, net of offering costs	—	—	440,834	322	—	—	—	—	—		322
Change in fair value of unallocated Employee Benefit Trust shares	—	—	—	(236)	—	236	—	—	—		—
Issuance of share capital upon exercise of stock options	—	—	13,000	9	—	—	—	—	—		9
Special warrants, net of issue costs	—	—	3,000,000	9,706	—	—	—	—	—		9,706
Issuance of share capital upon exercise of warrants	—	—	749,525	769	—	—	—	—	—		769
Cancellation of equity instruments	—	—	—	(328)	—	—	328	—	—		—
Share capital held by subsidiary	—	—	—	66	(66)	—	—	—	—		—
Stock-based compensation (as restated)	—	—	—	213	—	—	21,006	—	—		21,219
Comprehensive loss:
Net loss (as restated)	—	—	—	—	—	—	—	(41,264)	—	$(41,264)	(41,264)
Unrealized loss on equity securities	—	—	—	—	—	—	—	—	(13)	(13)	(13)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(30)	(30)	(30)

Comprehensive loss										$(41,307)

BALANCE, MARCH 31, 2002 (as restated)	—	—	53,121,681	137,573	(66)	(176)	(11,192)	(114,751)	(1,145)		10,243
Issued to acquire interests in subsidiaries	—	—	2,100,000	2,877	—	—	—	—	—		2,877
Private placement, net of offering costs	—	—	1,917,788	1,000	—	—	—	—	—		1,000
Change in fair value of unallocated Employee Benefit Trust shares	—	—	—	(175)	—	175	—	—	—		—
Issuance of share capital upon exercise of stock options	—	—	217,000	144	—	—	—	—	—		144
Issuance of share capital upon exercise of warrants	—	—	1,268,747	1,316	—	—	—	—	—		1,316
Deferred compensation recorded on equity issuances	—	—	—	240	—	—	(240)	—	—		—
Cancellation of equity instruments	—	—	—	(65)	—	—	65	—	—		—
Stock-based compensation (as restated)	—	—	—	633	—	—	11,008	—	—		11,641
Comprehensive loss:
Net loss (as restated)	—	—	—	—	—	—	—	(20,554)	—	$(20,554)	(20,554)
Unrealized gain on equity securities	—	—	—	—	—	—	—	—	13	13	13
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	376	376	376

Comprehensive loss										$(20,165)

BALANCE, MARCH 31, 2003 (as restated)	—	—	58,625,216	143,543	(66)	(1)	(359)	(135,305)	(756)		7,056

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended March 31, 2002, 2003 and 2004

(in thousands, except share data)

continued…

	Series A convertible preferred stock		Share capital		Share capital held by subsidiary	Employee benefit trust	Deferred compen- sation	Accumulated deficit	Accumulated other compre- hensive income (loss)	Compre- hensive income (loss)	Total share- holders’ equity
	Shares	Amount	Shares	Amount
Preferred offering, net of offering costs	22,000,000	13,640	—	—	—	—	—	—	—		13,640
Beneficial conversion feature on preferred stock	—	—	—	7,221	—	—	—	(7,221)	—		—
Conversion of preferred shares to share capital	(4,000,000)	(2,480)	4,000,000	2,480	—	—	—	—	—		—
Change in fair value of unallocated Employee Benefit Trust shares	—	—	—	4	—	(4)	—	—	—		—
Issuance of share capital upon exercise of stock options	—	—	416,960	500	—	—	—	—	—		500
Issuance of share capital upon exercise of warrants	—	—	1,484,432	1,217	—	—	—	—	—		1,217
Sales of share capital held by subsidiary	—	—	—	(49)	66	—	—	—	—		17
Stock-based compensation	—	—	—	—	—	—	347	—	—		347
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(2,949)	—	$(2,949)	(2,949)
Unrealized gain on equity securities	—	—	—	—	—	—	—	—	48	48	48
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	448	448	448

Comprehensive loss										$(2,453)

BALANCE, MARCH 31, 2004	18,000,000	$11,160	64,526,608	$154,916	$—	$(5)	$(12)	$(145,475)	$(260)		$20,324

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2002, 2003 and 2004

(in thousands)

	Year ended March 31,
	2002	2003	2004
	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(41,264)	$(20,554)	$(2,949)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,703	954	964
Stock-based compensation	21,219	11,641	347
Non-cash special charges	—	104	—
Impairment of goodwill	2,789	888	—
Loss on disposal of capital assets	443	—	—
Other non-cash charges, net	(124)	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,885)	(1,533)	(2,561)
Other assets	(10)	(262)	(531)
Accounts payable	(723)	220	61
Accrued liabilities	425	1,358	949
Deferred revenue	626	4,127	4,561

Net cash (used in) provided by operating activities	(12,801)	(3,057)	841

Cash flows from investing activities:
Capital expenditures	(433)	(415)	(534)
Acquisitions of businesses, net of cash acquired	(117)	—	—
Cash acquired through acquisitions	700	—	—
Proceeds from sale of capital assets	41	2	—

Net cash (used in) provided by investing activities	191	(413)	(534)

Cash flows from financing activities:
Restricted cash balances	66	804	—
Payments of capital lease obligations	(177)	(202)	(115)
Payments on note payable	(812)	(298)	(1,652)
Payments of related party loans	(12)	(63)	—
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	—	—	13,640
Proceeds from issuance of special warrants	9,734	—	—
Proceeds from public offering	5,681	—	—
Proceeds from private placement	332	1,075	—
Offering costs related to common stock equity financings	(382)	(75)	—
Proceeds from exercise of stock options	9	144	500
Proceeds from exercise of warrants	769	1,316	1,217
Proceeds from sale of share capital held by subsidiary	—	—	17

Net cash provided by financing activities	15,208	2,701	13,607

Effect of exchange rate changes on cash and cash equivalents:	(211)	312	440

Net increase (decrease) in cash and cash equivalents	2,387	(457)	14,354
Cash and cash equivalents, beginning of period	3,115	5,502	5,045

Cash and cash equivalents, end of period	$5,502	$5,045	$19,399

Cash paid during the period for:
Interest	$287	$204	$120

Income taxes	$—	$60	$208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Acquisition consideration classified in accrued liabilities	$170	$—	$—

Non-cash investing and financing activity:
Equipment acquired under capital leases	$—	$89	$70

Investment received from sale of non-operating subsidiaries	$126	$—	$—

Share capital issued in connection with acquisitions	$—	$2,877	$—

Share capital to be issued in connection with acquisitions	$2,877	$—	$—

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2004

(1) Organization and Significant Accounting Policies

Description of Business

BakBone Software Incorporated (“BakBone” or the “Company”), a Canadian federal company, is an international data protection solution provider that develops and distributes data backup, restore, and disaster recovery software for network storage and open systems environments. BakBone delivers scalable solutions that address the complex demands of large enterprise environments, as well as small-to-medium-sized businesses. The Company’s products are distributed primarily through a select global network of Original Equipment Manufacturers (“OEM” or “OEMs”), Value Added Resellers (“VAR” or “VARs”), Value Added Distributors (“VAD” or “VADs”), and other solution providers.

Basis of Presentation

The accompanying consolidated financial statements of BakBone have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements were filed previously in Canadian GAAP, and the Company filed its annual reports with the Securities Exchange Commission (“SEC”) as a foreign private issuer (“FPI”) through its Annual Report on Form 20-F. The Company is filing its initial Annual Report on Form 10-K, as the Company no longer satisfies the FPI criteria.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. The Company consolidates all majority-owned and controlled subsidiaries and applies the equity method of accounting for investments between 20% and 50%. A company must own or demonstrate control of greater than 50% of an acquired entity’s voting shares in order to consolidate the entity. As the Company did not control greater than 50% of the voting interests in BakBone KK, a Japanese subsidiary, until the March 2002 minority interest acquisition, and in Tracer KK, a Japanese subsidiary, until the January 2002 minority interest acquisition, the Company used the equity method of accounting for these subsidiaries up to the respective acquisition dates. Accordingly, up to the respective minority interest acquisition dates, the results of operations of BakBone KK and Tracer KK have been included in “Equity in loss of affiliates, net” in the accompanying consolidated statements of operations.

Subsequent to March 31, 2002, the consolidated financial statements include the accounts of the Company and its subsidiaries, all of which were wholly owned as of this date.

Foreign Currency

The asset and liability accounts of the Company’s foreign subsidiaries are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, and revenue and expense items are translated at the average exchange rate during the reporting period. Foreign currency translation gains and losses are included in “Accumulated other comprehensive loss” as a separate component of Shareholders’ equity.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

The financial statements of the Company’s foreign subsidiaries where the functional currency has been determined to be the local currency are translated into U.S. dollars using current rates of exchange for assets and liabilities and rates of exchange that approximate the rates in effect at the transaction date for revenues, expenses, gains and losses. Certain transactions of the Company’s foreign subsidiaries are denominated in currencies other than the subsidiaries’ local currency. Gains or losses resulting from these transactions are included in the Company’s results of operations as incurred and historically have been immaterial.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market instruments, commercial paper and other highly liquid investments with original maturities of three months or less from the date of purchase.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short-term investments with high credit quality financial institutions. The Company has accounts receivable related to license and maintenance fees typically with credit terms of 30-60 days. The Company provides allowance for doubtful accounts against accounts receivables for estimated losses that may result from customers’ inability to pay. The amount of the allowance is determined by analyzing known uncollectible accounts, aged receivables, and economic conditions in the customers’ industry, historical losses and changes in customer creditworthiness. Write-offs to date have not been material.

The Company had one customer that comprised 16% and 12% of total revenues for the years ended March 31, 2003 and 2004, respectively, and 25% and 11% of total accounts receivable as of March 31, 2003 and 2004. No one customer accounted for 10% or more of total revenues or accounts receivable during the year ended March 31, 2002.

Fair Value of Financial Investments

The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts and notes payable approximate their fair value due to the short-term maturities of these instruments.

Marketable Securities

Marketable securities consist of an investment in a public company, which was classified as available for sale and carried at fair value with unrealized gains or losses reported in a separate component of accumulated other comprehensive loss. The fair value of the investment was immaterial at March 31, 2004, and is included in non-current “Other assets” in the accompanying Consolidated Balance Sheets.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the assets’ useful lives as follows:

Computer equipment and software	3–5 years
Furniture and fixtures	5–7 years
Leasehold improvements	Shorter of estimated useful life or life of lease

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on April 1, 2002. The adoption of SFAS No. 144 did not have a material effect the Company’s consolidated financial statements. In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill

The Company has recorded goodwill in connection with the acquisitions it has completed in prior periods. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews its goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and or circumstances indicates the fair value of a reporting unit may be below its carrying amount. For segment reporting, the Company has historically reported its results of operations based on its primary product offerings: NetVault and MagnaVault. Subsequent to November 2002, when the Company made the decision to “end of life” the MagnaVault product, the Company operates in a single business segment. SFAS No. 142 defines a reporting unit as an operating segment, or one unit below. For purposes of its transitional and annual goodwill impairment analyses, the Company has divided its operating segment into reporting units, which are based on the Company’s geographic reporting entities: North America, EMEA, and the Pacific Rim. Events or changes in facts and circumstances that it considers as impairment indicators include the following:

•	significant underperformance of the Company’s business relative to expected operating results;

•	significant adverse economic and industry trends;

•	significant decline in the Company’s market capitalization for an extended period of time relative to net book value; and

•	expectations that a reporting unit will be sold or otherwise disposed.

The annual goodwill impairment test consists of a two-step process as follows:

Step 1. The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit is determined by specifically identifying and allocating the assets and liabilities of BakBone to each reporting unit based on headcount, relative revenues, or other methods as deemed appropriate by management. If the carrying amount of each reporting unit exceeds its fair value, an indication exists that each reporting unit’s goodwill may be impaired and we then perform the second step of the impairment test. If the fair value of each reporting unit exceeds its carrying amount, no further analysis is required.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

Step 2. The Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating each reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. If the carrying amount of each reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

Employee Benefit Trust (EBT)

In connection with the NetVault Holdings Ltd. acquisition in March 2000, 2.1 million of the Company’s common shares were placed in trust and allocated to United Kingdom employees. Upon allocation of EBT shares to employees, the company records the intrinsic value of the shares as deferred compensation and amortizes the intrinsic value to stock-based compensation expense over the applicable vesting period. The Company records the aggregate value of unallocated EBT shares in share capital and in employee benefit trust, a contra equity account, using the closing price per share on the Toronto Stock Exchange (TSE) as of the end of each reporting period.

The Company incurs a National Insurance Contribution (NIC) liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT. The NIC liability incurred equates to a percentage of the fair value of common shares removed on the date of removal. The Company recognizes the NIC liability in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-16, “Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation”. Accordingly, the NIC liability for EBT-related employee payroll taxes is recognized on the date of the event triggering the measurement and payment of the tax to the taxing authority.

Revenue Recognition

The Company recognizes software license revenue in accordance with the American Institute of Certified Public Accountants, Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition”. Accordingly, the Company recognizes revenue upon delivery, provided all significant obligations have been met, persuasive evidence of an arrangement exits, fees are fixed or determinable, collection is probable, and the Company is not involved in significant production, customization, or modification of the software or services that are essential to the functionality of the software.

The Company licenses software to resellers in arrangements under which they purchase a combination of software, post-contractual support and/or professional services (collectively “multiple element arrangements”). Post-contractual support includes rights to unspecified upgrades and enhancements, and telephone support. Professional services relate to implementation services and training. For these types of arrangements, the Company has established vendor specific objective evidence, or VSOE, of fair value for all elements in the multiple element arrangement, and thus, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. The Company determines VSOE of fair value of post-contractual support based on substantive renewal rates for the same term post-contractual support.

The Company also licenses software under several OEM agreements, which are segregated into two categories for revenue recognition purposes. Certain OEM arrangements involve multiple elements where VSOE of fair value exists for all undelivered elements but VSOE of fair value does not exist for one or more delivered elements. Under these arrangements revenue is recognized using the residual method, whereby, the fair value of

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming delivery has occurred and collectibility is probable. Revenue allocated to post-contractual support is recognized ratably over the arrangement period, which is generally one year. One OEM customer has a specific right of return, whereby the customer is contractually permitted to return our product during the arrangement period. The Company accounts for potential returns from this customer in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” The Company uses historical returns experience with this customer to estimate potential returns and to establish the appropriate sales returns allowance.

The Company has also entered into multiple element arrangements with certain OEM customers under which, in addition to providing software licenses and maintenance services, the Company makes a commitment to the customer to provide unspecified future software products. As VSOE of fair value cannot be determined for the unspecified future software products, all sales amounts procured under these arrangements are initially deferred and subsequently recognized ratably over the contract term. Revenue recognized under these arrangements is included under “Development Software Solutions” in Note 15 to the consolidated financial statements.

Product Development Costs

Product development costs related to research, design and development of software applications are charged to expense as incurred. To date, completion of working models of the Company’s applications and the general release of the products have substantially coincided. As a result, the Company has not capitalized any application development costs as no such costs have been incurred.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock –based compensation. Under APB No. 25, when the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Certain of the Company’s stock options have been granted with exercise prices below the fair value of the Company’s common stock as determined by the current market price per the Toronto Stock Exchange (TSE) on the date of grant. For these stock options, the Company has recorded deferred stock-based compensation for the difference between their exercise prices and such estimated fair values which is being amortized to expense on a straight-line method over the stock option’s vesting period.

Compensation for equity instruments issued to non-employees has been determined in accordance with SFAS No. 123 as amended and interpreted.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes method for option pricing with the following assumptions (in thousands, except per share data):

	Year ended March 31,
	2002	2003	2004
Weighted-average risk free interest rate	3.50%	3.72%	2.76%
Expected option life	3.26	2.83	4.62
Stock price volatility	70%	100%	97%
Expected dividend yield	0%	0%	0%
Weighted average fair value of options	$0.79	$0.73	$1.10

Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The pro forma results of operations are summarized below (in thousands, except per share data):

	Year ended March 31,
	2002	2003	2004
	(restated)	(restated)
Net loss attributable to common shareholders—as reported	$(41,264)	$(20,554)	$(10,170)
Add: stock-based employee compensation expense included in reported net loss attributable to common shareholders	21,148	11,105	347
Less: total stock-based employee compensation expense determined under the fair value method for all awards	(22,265)	(16,384)	(3,038)

Pro forma net loss attributable to common shareholders	$(42,381)	$(25,833)	$(12,861)

Net loss per share:
Basic and diluted—as reported	$(0.90)	$(0.37)	$(0.17)

Basic and diluted—pro forma	$(0.93)	$(0.47)	$(0.21)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is the total of net loss and all other non-owner changes in shareholders’ equity. The Company’s other accumulated comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on available-for-sale investments. Such amounts are excluded from net loss and are reported in accumulated other comprehensive loss in the accompanying consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

Accumulated other comprehensive loss as of March 31, 2002, 2003 and 2004 is as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Total
Balance at March 31, 2001	$(1,102)	$—	$(1,102)
Current period change	(30)	(13)	(43)

Balance at March 31, 2002	(1,132)	(13)	(1,145)
Current period change	376	13	389

Balance at March 31, 2003	(756)	—	(756)
Current period change	448	48	496

Balance at March 31, 2004	$(308)	$48	$(260)

Income Taxes

The Company applies the asset and liability method of accounting for deferred income taxes, under which future income tax assets and liabilities are determined based on temporary differences and are measured using the current tax rates and laws expected to apply when these differences reverse. In preparing the consolidated financial statements, the Company estimates its income tax liability in each of the jurisdictions in which it operates by estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required in assessing the realizability of the Company’s deferred tax assets. In performing this assessment, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event that actual results differ from its estimates or the Company adjusts its estimates in future periods, the Company may need to reduce its valuation allowance, which could materially impact its financial position and results of operations.

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of net loss per common share as their inclusion would be anti-dilutive.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

The following table summarizes potential common shares that are not included in the denominator used in the basic and diluted net loss per share calculation because to do so would be antidilutive:

	Year ended March 31,
	2002	2003	2004
Stock options	2,755,813	3,305,255	5,724,977
Warrants	1,733,909	1,568,892	80,000
Shares held in EBT	473,003	4,000	4,000
Series A convertible preferred stock	—	—	18,000,000

Total anti-dilutive instruments	4,962,725	4,878,147	23,808,977

Reclassification

Certain prior period amounts shown in the consolidated financial statements have been reclassified to conform to the current presentation.

Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company has determined that it operates in two segments, which are the Company’s two product lines, NetVault and MagnaVault. Revenues are generated from the licensing of software and sale of support services. Total assets, capital expenditures, depreciation and amortization, interest income and operating expenses are not disclosed by operating segment as they are not specifically related to a particular product line. In November 2002, the Company decided to “end of life” the MagnaVault product line. See Note 11, “Special Charges”, for a description of the “end of life” accounting treatment. Currently, the Company believes it operates in a single business segment, but has voluntarily included MagnaVault revenues in Note 15, “Segment Information”, for comparative purposes.

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides additional disclosures about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on its consolidated financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development-stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in FIN 46, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. In October 2003, the FASB deferred the effective date of FIN 46 for pre-existing VIEs to no later than February 2004. In December 2003, the FASB issued a revision to FIN 46 (FIN 46-R), which incorporated the October 2003 deferral provisions and clarified and revised the accounting guidance for VIEs. All VIEs, regardless of when created, are required to be evaluated under FIN 46-R no later than the quarter ended March 31, 2004. The Company adopted FIN 46-R, effective March 31, 2004, and the adoption did not have a material effect on its consolidated financial condition, results of operations or cash flows. As of March 31, 2004, the Company has not identified any VIEs that would require consolidation or any significant exposure to VIEs that would require disclosure.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150), which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2003, the SEC published Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. This SAB updates portions of the SEC staff’s interpretive guidance provided in SAB 101. SAB 104 deletes interpretive material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s EITF on various revenue recognition topics. The adoption of SAB 104 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(2) Balance Sheet Details

Allowance for doubtful accounts consists of the following activity for the years ended March 31, 2002, 2003 and 2004 (in thousands):

	2002	2003	2004
Beginning balance	$12	$72	$87
Additions to allowance	87	57	62
Direct allowance write-offs	(27)	(42)	(14)

Ending balance	$72	$87	$135

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

Property and equipment consists of the following (in thousands):

		March 31,
Class	Useful Life	2003	2004
Computer equipment and software	3–5 years	$3,051	$3,747
Furniture and fixtures	5–7 years	632	668
Leasehold improvements	Lease term	517	498

Less: Accumulated depreciation and amortization		(1,961)	(2,971)

Net property plant and equipment		$2,239	$1,942

Accrued liabilities consists of the following (in thousands):

	March 31,
	2003	2004
	(restated)
Accrued compensation and employee benefits	$877	$1,591
Accrued taxes	810	1,534
Unearned revenue	345	61
Other accrued liabilities	1,115	892

	$3,147	$4,078

(3) Restatements

As of the end of the fourth quarter of fiscal 2004, the Company began reporting all results in accordance with U.S. GAAP. Historically, the Company has reported its results in accordance with Canadian GAAP with its annual results reconciled to U.S. GAAP in its Annual Report on Form 20-F filed with the SEC. In connection with its transition to U.S. GAAP as its primary basis of presentation, the Company determined the need to restate prior period financial statements for several errors in fiscal 2002 and 2003.

The following presents the details by category, aggregating the net increase in net loss from the restatement adjustments for the years ended March 31, 2002 and 2003 (in thousands):

Net increase in net loss

	2002	2003
Stock-based compensation	$3,956	$384
Revenue adjustments	—	272
Other expenses	(97)	310

Net increase in net loss	$3,859	$966

Descriptions of the categories of the restatement adjustments to BakBone’s net loss for the years ended March 31, 2002 and 2003 are set forth below:

Stock-based compensation

Adjustments related to stock-based compensation were $4.0 million and $384,000 for the years ended March 31, 2002 and 2003, respectively. The year ended March 31, 2002 did not reflect properly the reversal of

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

deferred stock-based compensation balances related to the Company’s August 2001 voluntary employee stock option cancellation and re-grant program. For the year ended March 31, 2002, $3.9 million in deferred compensation balances were identified as having been reversed erroneously against share capital and not recognized as additional compensation expense. Furthermore, the Company identified instances where certain equity instruments granted to non-employees during the years ended March 31, 2002 and 2003 were valued using a Black-Scholes model assumption that was incorrect. The Company re-calculated these amounts and recorded an additional $50,000 and $384,000 in stock-based compensation during the years ended March 31, 2002 and 2003, respectively.

Revenue adjustments

In connection with the Company’s 53% step acquisition of BakBone KK in March 2002, the Company recorded 100 percent of BakBone KK’s deferred revenue balances that existed on the date of the step acquisition. An adjustment was made to record these deferred revenue balances at fair value on the date of the acquisition, which led to corresponding adjustments that decreased service revenues by $178,000 in the year ended March 31, 2003. These adjustments were made to conform to accounting rules and interpretations regarding acquisition transactions that require recognition of deferred revenue only to the extent it represents a legal obligation assumed by the acquiring entity.

Furthermore, the Company determined that revenues totaling $94,000 recognized initially during the year ended March 31, 2003 should have been deferred as of March 31, 2003 and recognized during the year ended March 31, 2004.

Other expenses

The Company determined that aggregate expense adjustments of ($97,000) and $310,000 for the years ended March 31, 2002 and 2003, respectively, should have been recorded. The restatement adjustment included in the year ended March 31, 2002 represents the net effect of the reversal of a $222,000 lease liability and the addition of $125,000 in consulting expenses paid to a member of the Company’s Board of Directors for services provided in connection with an equity offering. The lease liability was recorded originally in connection with an unused facility; however, the criteria for liability and expense recognition were not met as of March 31, 2002. The consulting fees were offset originally against the proceeds of an equity offering. The $310,000 restatement adjustment included in the year ended March 31, 2003, represents $55,000 related to the amortization of a separately identified intangible asset and the recognition of $255,000 in additional general and administrative expenses. The original purchase price allocation of the Company’s 53% step acquisition of BakBone KK allocated no value to separately identified intangible assets. The Company has since determined that $221,000 in amortizable intangible assets should have been recorded, with the intangible asset being amortized over the assets’ useful life of three years. The additional general and administrative expenses relate to the recognition of $222,000 in rent expense associated with the aforementioned lease liability and to $33,000 in previously unaccrued legal expenses.

Weighted-average common shares outstanding

The Company determined that the number of weighted-average shares outstanding, which is used to calculate basic and diluted earnings per share, required adjusting for the years ended March 31, 2002 and 2003. Historically, the Company considered certain shares to be contingently issuable for purposes of calculating the number of weighted-average shares outstanding. In accordance with SFAS No. 128, contingently issuable shares

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

are included in the calculation of the number of weighted-average shares outstanding only after the contingent event has been satisfied. Upon further review, the Company determined that these shares were improperly classified as contingently issuable, thus, the number of weighted-average common shares outstanding was adjusted accordingly. As a result, the number of weighted-average common shares was increased by 4,827,585 and 2,276,985 for the years ended March 31, 2002 and 2003, respectively.

Impacts of the restatements on the accompanying consolidated financial statements

The following provides a summary of the impact of the restatements for the periods presented in the accompanying consolidated financial statements:

Consolidated statement of operations for the year ended March 31, 2002 as restated

Net loss for the year ended March 31, 2002 was increased by $3.9 million from $37.4 million to $41.3 million. The major components of the increase included:

•	$3.9 million increase in stock-based compensation due to the change in treatment of stock options cancelled in connection with the Company’s August 2001 voluntary employee stock option cancellation and re-grant program;

•	$50,000 increase in stock-based compensation due to an adjustment to an assumption used in a stock option valuation model;

•	$222,000 decrease in general and administrative expenses associated with the reversal of a lease accrual related to an unused facility; and

•	$125,000 increase in general and administrative expense associated with the expensing of consulting payments that were originally capitalized and offset against equity proceeds.

Consolidated statement of operations for the year ended March 31, 2003 as restated

Net loss for the year ended March 31, 2003 was increased by $966,000 from $19.6 million to $20.6 million. The major components of the increase included:

•	$384,000 increase in stock-based compensation due to adjustments related to an assumption used in a stock option valuation model and to an equity instruments vesting provisions;

•	$178,000 decrease in revenue associated with the reduction of deferred revenue balances obtained through acquisition in the prior fiscal year;

•	$94,000 decrease in revenue associated with the deferral of certain arrangements;

•	$222,000 increase in general and administrative expenses associated with the recognition of rent expense surrounding the reversal of the lease liability during the year ended March 31, 2002;

•	$55,000 increase in amortization expense due to the reclassification of certain goodwill balances to intangible assets. The $55,000 amortization charge represents a new expense as the amounts previously recognized as goodwill were not amortized; and

•	$33,000 increase in general and administrative expenses associated with an increase in accrued liabilities.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

Consolidated balance sheet as of March 31, 2003 as restated

As of March 31, 2003

•	$166,000 net increase in intangible assets due to the reclassification of certain goodwill balances to intangible assets;

•	$400,000 decrease in goodwill represents the combination of a $178,000 reduction related to the deferred revenue purchase accounting adjustment and a $222,000 reduction due to the reclassification of certain goodwill balances to intangible assets;

•	$33,000 increase in accrued liabilities associated with an increase in general and administrative expenses;

•	$94,000 increase in deferred revenue associated with the deferral of certain arrangements;

•	$4.4 million increase in share capital represents the aggregation of stock-based compensation adjustments made in fiscal 2002 and 2003, combined with the offering costs adjustment made in fiscal 2002;

•	$76,000 decrease in deferred compensation due to the increase in stock-based compensation expense during the period; and

•	$4.8 million increase in accumulated deficit represents the aggregation of all adjustments made in fiscal 2002 and 2003 that served to increase or decrease net loss.

•	$2.7 million reduction to the current portion of deferred revenue, and corresponding increase to deferred revenue, excluding the current portion. This reclassification was driven by the change in revenue recognition pertaining to one of the Company’s OEM arrangements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended March 31, 2002

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Revenues	$6,609	$—	$6,609
Cost of revenues	1,158	—	1,158

Gross profit	5,451	—	5,451

Operating expenses:
Sales and marketing	8,281	—	8,281
Research and development	4,239	—	4,239
General and administrative	5,103	(97)	5,006
Stock-based compensation *	17,263	3,956	21,219
Amortization of goodwill	3,939	—	3,939
Amortization of investment in affiliate	854	—	854
Impairment of goodwill	2,789	—	2,789

Total operating expenses	42,468	3,859	46,327

Operating loss	(37,017)	(3,859)	(40,876)
Interest expense, net	(69)	—	(69)
Foreign exchange gain, net	110	—	110
Other expense, net	(422)	—	(422)
Equity loss of affiliate	(7)	—	(7)

Net loss	$(37,405)	$(3,859)	$(41,264)

Loss per share—basic and diluted	$(0.92)	$0.02	$(0.90)

* Stock-based compensation includes the following:

Sales and marketing	$2,041	$736	$2,777
Research and development	9,021	2,990	12,011
General and administrative	6,201	230	6,431

	$17,263	$3,956	$21,219

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended March 31, 2003

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Revenues	$18,190	$(272)	$17,918
Cost of revenues	1,650	—	1,650

Gross profit	16,540	(272)	16,268

Operating expenses:
Sales and marketing	12,125	—	12,125
Research and development	4,963	—	4,963
General and administrative	5,710	255	5,965
Stock-based compensation *	11,257	384	11,641
Special charges	415	—	415
Amortization of intangible assets	—	55	55
Impairment of goodwill	888	—	888

Total operating expenses	35,358	694	36,052

Operating loss	(18,818)	(966)	(19,784)
Interest expense, net	(182)	—	(182)
Foreign exchange loss, net	(59)	—	(59)
Other expense, net	(19)	—	(19)

Loss before income taxes	(19,078)	(966)	(20,044)
Provision for income taxes	510	—	510

Net loss	$(19,588)	$(966)	$(20,554)

Loss per share—basic and diluted	$(0.37)	$—	$(0.37)

* Stock-based compensation includes the following:

Sales and marketing	$1,371	$—	$1,371
Research and development	8,289	—	8,289
General and administrative	1,597	384	1,981

	$11,257	$384	$11,641

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

March 31, 2003

(in thousands)

ASSETS	As Previously Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$5,045	$—	$5,045
Accounts receivable, net of allowance for doubtful accounts of $135	4,822	—	4,822
Other assets	850	—	850

Total current assets	10,717	—	10,717
Property and equipment, net	2,239	—	2,239
Intangible assets, net	—	166	166
Goodwill	4,669	(400)	4,269
Other assets	644	—	644

Total assets	$18,269	$(234)	$18,035

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$865	$—	$865
Accrued liabilities	3,114	33	3,147
Current portion of deferred revenue	5,152	(2,743)	2,409
Note payable	1,652	—	1,652

Total current liabilities	10,783	(2,710)	8,073
Deferred revenue, excluding current portion	—	2,837	2,837
Other liabilities	69	—	69

Total liabilities	10,852	127	10,979

Shareholders’ equity:
Share capital	139,155	4,388	143,543
Share capital held by subsidiary	(66)	—	(66)
Employee benefit trust	(1)	—	(1)
Deferred compensation	(435)	76	(359)
Accumulated deficit	(130,480)	(4,825)	(135,305)
Accumulated other comprehensive loss	(756)	—	(756)

Total shareholders’ equity	7,417	(361)	7,056

Total liabilities and shareholders’ equity	$18,269	$(234)	$18,035

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

(4) Investments in Affiliates

During fiscal 2001 and 2002, the Company’s investments in affiliates consisted of a 47% interest in BakBone KK, a distributor of NetVault software in Japan, and a 50% interest in Tracer KK, a distributor of MagnaVault software in Japan. As of March 31, 2002, the Company had completed its acquisition of a 100% ownership interest in each of the entities. As the Company did not control greater than 50% of the voting interests in BakBone KK until March 2002 and in Tracer KK until January 2002, the Company used the equity method of accounting up to the respective acquisition dates. Accordingly, up to the respective acquisition dates, the results of operations of BakBone KK and Tracer KK are not included in the consolidated financial statements of the Company.

During the year ended March 31, 2002, the Company recorded its 47% share of BakBone KK’s net earnings of $82,000. In addition, as the carrying value of the Company’s investment in BakBone KK exceeded the underlying equity in net assets of BakBone KK, the Company recorded amortization expense of $854,000 during the year ended March 31, 2002, respectively.

During the nine months ended December 31, 2001, the Company recorded equity in loss of Tracer KK of $89,000. Upon the 25% acquisition of minority interest shares in January 2002, the Company began consolidating Tracer KK, as the Company’s direct ownership percentage in Tracer KK equaled 75%. During the period from January 1, 2002 through the final 25% minority acquisition on March 31, 2002, minority interest in Tracer KK is reflected in the consolidated statement of operations.

Summarized financial information for BakBone KK and Tracer KK for the applicable periods is as follows (in thousands):

BakBone KK & Tracer KK Combined Year ended March 31, 2002
Total revenues	$3,254

Gross profit	$3,168

Operating loss	$(51)

Net loss	$(26)

(5) Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead is tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet in order to be recognized and reported apart from goodwill. The Company adopted this new standard as of April 1, 2002 and accordingly, discontinued the amortization of goodwill. Furthermore, the Company had separately identifiable intangible assets of $221,000 as of April 1, 2002.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

As of April 1, 2002, the Company had unamortized goodwill of $5.1 million. Net loss would have been as follows if SFAS No. 142 had been adopted prior to April 1, 2001 (in thousands, except per share data):

	Year ended March 31,
	2002	2003	2004
	(restated)	(restated)
Net loss attributable to common shareholders, as reported	$(41,264)	$(20,554)	$(10,170)
Add: amortization of goodwill	3,939	—	—

Net loss attributable to common shareholders, as adjusted	$(37,325)	$(20,554)	$(10,170)

Net loss per share:
Basic and diluted—as reported	$(0.90)	$(0.37)	$(0.17)

Basic and diluted—as adjusted	$(0.82)	$(0.37)	$(0.17)

In connection with the transitional goodwill impairment evaluation as of April 1, 2002, specified by SFAS No. 142, the Company completed the first step of the transitional impairment test of goodwill by the end of the second quarter of fiscal 2003. The first step of the transitional goodwill impairment test required the Company to determine and compare the fair value of its defined reporting units to their carrying values as of April 1, 2002. For segment reporting, the Company has historically reported its results of operations based on its primary product offerings: NetVault and MagnaVault. Subsequent to November 2002, when the Company decided to “end of life” the MagnaVault product, the Company operates in a single business segment. SFAS No. 142 defines a reporting unit as an operating segment, or one unit below. For purposes of its transitional and annual goodwill impairment analyses, the Company has divided its operating segment into reporting units, which are based on the Company’s geographic reporting entities: North America, EMEA, and the Pacific Rim. The fair value of each reporting unit was determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit was determined by specifically identifying and allocating the assets and liabilities of BakBone to each reporting unit based on headcount, relative revenues, or other methods as deemed appropriate by management. The Company believes that the assumptions made for these analyses are reasonable and have been applied consistently. The estimated fair values exceeded the carrying values for each reporting unit, resulting in no indication of impairment. Consequently, the second step of the impairment test was not required.

In connection with the acquisition of Tracer, the Company acquired exclusive intellectual property rights to MagnaVault, the Company’s comprehensive nearline archival software and UNIX and Linux host environments. MagnaVault revenues were flat during the first three quarters of the year ended March 31, 2002, with a notable decrease during the fourth quarter of the year ended March 31, 2002. Based on MagnaVault’s results of operations during the fourth quarter of the year ended March 31, 2002, the Company performed an impairment analysis of the Tracer intangibles. As of March 31, 2002, the Company determined that the carrying value of the Tracer intangibles exceeded fair value as determined by the estimated discounted cash flows expected to be generated by the underlying assets. Therefore, the Company recorded an impairment charge of $2.8 million in the accompanying consolidated statement of operations for the year ended March 31, 2002, reflecting the difference between the carrying value and discounted projected future cash flows.

During the first two quarters of fiscal 2003, total revenues generated by MagnaVault experienced a continued significant decline. This trend continued into the third quarter of fiscal 2003, and in November 2002, the Company decided to “end of life” the MagnaVault product, whereby all activities, with the exception of customer support, related to MagnaVault would cease permanently, effective December 31, 2002. In connection with this decision, the Company terminated several employees and closed its Maryland office facility. Based on

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

this triggering event, in accordance with SFAS No. 142, the Company was required to perform an impairment analysis on the MagnaVault-related goodwill as of December 31, 2002. The first step in the impairment analysis involved comparing the carrying values of the MagnaVault reporting units to their fair values. It was determined that the carrying values of the reporting units exceeded the estimated fair values, and consequently, step two of the impairment test was required. As a result of step two, the related goodwill was deemed impaired and the Company recognized an impairment charge of $442,000 in the third quarter of fiscal 2003. The charge represented the amount by which the goodwill’s carrying value exceeded its estimated fair value, a component of which related to the estimated terminal value of the MagnaVault intellectual property (“MagnaVault IP”). During the third quarter of fiscal 2003, the Company began negotiations with a third party to sell the MagnaVault IP. As of December 31, 2002, it appeared likely that the sale of the MagnaVault IP would be consummated. The negotiations continued into the fourth quarter of fiscal 2003; however, as of March 31, 2003, management believed the probability of a successful sale of the MagnaVault IP to the aforementioned third party to be unlikely. Based on this triggering event, the Company performed an additional impairment analysis, following the steps outlined above, on the MagnaVault-related goodwill. As a result of the additional analysis, the related goodwill was deemed impaired and the Company recognized a charge of $446,000 in the fourth quarter of fiscal 2003. This charge represented the remaining carrying value of the MagnaVault-related goodwill. The goodwill balance of $4.3 million as of March 31, 2004, relates entirely to the Company’s NetVault operations.

(6) Related Party Transactions

A director of the Company is a partner of a Canadian law firm that provides legal services to the Company. During the years ended March 31, 2002, 2003 and 2004, the Company paid the associated law firm $120,000, $118,000 and $151,000, respectively, relating to the services rendered. As of March 31, 2004, no amounts were owed to this related party.

A director of the Company has provided certain consulting and legal advice to the Company. During the years ended March 31, 2002 and 2003, the Company paid the director $155,000 and $57,000, respectively, relating to the services rendered. No payments were made to this director during the year ended March 31, 2004. As of March 31, 2004, no amounts were owed to this related party.

A former director of the Company is the president of a firm that provided certain consulting services to the Company. During the years ended March 31, 2003 and 2004, the Company paid the firm $72,000, and $5,000, respectively, relating to the services rendered. The Company made no payments to this related party during the year ended March 31, 2002. As of March 31, 2004, no amounts were owed to this related party.

A former director of the Company provided certain consulting and investor relations services to the Company. During the year ended March 31, 2002, the Company paid the former director $41,000, relating to the services rendered. The Company made no payments to this related party during the years ended March 31, 2003 and 2004. As of March 31, 2004, no amounts were owed to this related party.

Prior to the acquisition of BakBone KK, two former directors and officers of the Company provided interest-free loans to BakBone KK. As of March 31, 2002, the balance owed to these individuals totaled $63,000. During the year ended March 31, 2003, these loans were paid in full. As of March 31, 2004, there were no amounts owed to these related parties.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

(7) Note Payable

As of March 31, 2003, the Company had an unsecured term loan with a bank with a balance of $1.7 million. The loan bore interest at 7.5% and had an original maturity date of December 31, 2003. During the year ended March 31, 2004 and prior to the original maturity date, the Company re-paid the loan in full. As of March 31, 2004, the Company has no further obligation under this term loan.

(8) Shareholders’ Equity

Share Capital

In May 2001, the Company completed a private offering of 3,000,000 Special Warrants at a price of $3.24 per Special Warrant for proceeds of $9.7 million, excluding issuance costs of $28,000. Each Special Warrant was exercisable, for no additional consideration, into one common share and one-half common share purchase warrant upon receipt of the final prospectus filed in the provinces of Alberta and British Columbia. Each full share purchase warrant entitled the holder to purchase one common share at $4.84. All of the purchase warrants which resulted from this private placement expired unexercised in November 2001.

In December 2001, the Company completed a public offering in Canada of 7,170,400 units at a price of $0.80 per unit for gross proceeds of $5.7 million, excluding issuance costs of $344,000. Each unit was comprised of one common share and one-quarter common share purchase warrant. Each full share purchase warrant entitled the holder to purchase one common share at $1.04 and expired 120 days from the closing of this offering. As of March 31, 2003, 1,789,100 of the purchase warrants had been exercised, resulting in gross proceeds of $1.9 million. The remaining 3,500 purchase warrants expired unexercised in April 2002. In connection with the offering, the Company issued 250,000 agent options to a third party who assisted in the offering. The agent options entitled the holder thereof to purchase, at a price of $0.99, one common share and expired in December 2002. As of March 31, 2003, 210,000 of the agent options had been exercised for gross proceeds of $209,000. The remaining 40,000 agent options expired unexercised in December 2002.

In February 2002, the Company completed a private offering of 440,834 units at a price of $0.75 per unit for gross proceeds of $332,000, excluding issuance costs of $10,000. Each unit was comprised of one common share and one common share purchase warrant. Each common share purchase warrant entitled the holder to purchase one common share at $0.75 and expired one year from the closing of the offering. The parties to the offering consisted of various members of Company management and employees. During the year ended March 31, 2003, 19,167 purchase warrants were exercised for gross proceeds of $14,000. The remaining 421,667 purchase warrants expired unexercised in February 2003.

In January 2003, the Company completed a private offering of 1,917,788 units at a price of $0.56 per unit for net proceeds of $1.0 million, net of $75,000 in offering costs. Each unit was comprised of one common share and one-half common share purchase warrant. Each full share purchase warrant entitled the holder to purchase one common share at $0.64 and expired one year from the closing of the offering. The parties to the offering consisted of various members of Company management and employees. During the year ended March 31, 2004, 954,432 of these purchase warrants were exercised for gross proceeds of $601,293. The remaining 4,460 purchase warrants expired unexercised in December 2003.

During the year ended March 31, 2003, the Company granted 610,000 warrants in total to service providers and an employee, with per share prices ranging from $0.60 to $0.83. The Company calculated the fair value of the warrants granted to service providers using the Black-Scholes option-pricing model and as a result, recorded

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

stock-based compensation of $535,000 during the year ended March 31, 2003. The fair value of these warrants was estimated assuming no dividends and the following weighted-average assumptions: contractual life of 3.4 years; expected volatility of 89%; and risk-free interest rate of 4.15%. As of March 31, 2003, these warrants were fully vested and related to past services provided. During the year ended March 31, 2004, 510,000 of the warrants granted to service providers and 20,000 warrants granted to the employee were exercised. No warrants were granted to service providers or employees during the year ended March 31, 2004.

Warrant activity is summarized as follows:

	Number of special warrants	Number of other warrants	Total warrants outstanding	Weighted- average exercise price
Outstanding at March 31, 2001	—	1,841,995	1,841,995	$9.88
Issued	3,000,000	3,983,434	6,983,434	1.39
Exercised for no consideration	(3,000,000)	—	(3,000,000)	—
Exercised for cash	—	(749,525)	(749,525)	1.03
Expired	—	(3,341,995)	(3,341,995)	7.62

Outstanding at March 31, 2002	—	1,733,909	1,733,909	0.97
Issued	—	1,568,897	1,568,897	0.68
Exercised for cash	—	(1,268,747)	(1,268,747)	1.04
Expired	—	(465,167)	(465,167)	0.77

Outstanding at March 31, 2003	—	1,568,892	1,568,892	0.68
Exercised for cash	—	(1,484,432)	(1,484,432)	0.82
Expired	—	(4,460)	(4,460)	0.63

Balance at March 31, 2004	—	80,000	80,000	$0.73

All warrants outstanding as of March 31, 2004 were exercisable.

Potential reverse stock-split

In March 2004, the Company filed a notice of special meeting of shareholders, at which the Company will seek shareholder approval for a reverse stock split. If approved, the Company’s Board of Directors will have the discretion, for a period of one year after receipt of shareholder approval, to effect a reverse stock split provided that the ratio for the reverse split does not exceed one new share of Company stock for each five outstanding shares of Company stock. See Note 16, “Subsequent Events” for additional information.

Preferred Stock

In July 2003, the Company completed a private offering and raised proceeds of $13.6 million, net of $2.1 million in offering costs, through the sale of 22,000,000 shares of its Series A Convertible Preferred Stock at $0.71 per share to a single investor. Each preferred share is convertible at any time, at the option of the shareholder, and in certain circumstances at the option of the Company, into one share of the Company’s common stock. Each preferred share entitles the holder thereof to voting rights on an as-converted basis with the shareholders of common shares. In connection with this conversion right, the Company recorded a non-recurring, non-cash charge for a beneficial conversion feature on preferred stock of $7.2 million representing the non-recurring intrinsic value of the beneficial conversion feature attached to the Series A Convertible Preferred Stock.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

The recognition of the beneficial conversion feature increased the Company’s share capital and accumulated deficit balances by $7.2 million, and increased net loss per share attributable to common shareholders by $0.12 per share, from $0.05 per share to $0.17 per share.

In November 2003, the Company’s preferred shareholder converted 4,000,000 convertible preferred shares on a one-to-one basis into common shares. Following the conversion, the Company had 18,000,000 preferred shares that remained outstanding. The conversion transaction had no cash flow impact to the Company. At this time the Company and its preferred shareholder entered into a lock-up agreement by which the shareholder would refrain from selling or distributing the remaining 18,000,000 preferred shares for a specified period of time. The lock-up agreement stipulates that the preferred shares are to be released from the lock-up agreement in three equal installments in February, May and August of 2004. In February 2004, pursuant to the lock-up agreement, 6,000,000 preferred shares were released. See Note 16, “Subsequent Events”, for additional information.

Common Stock in Escrow

In March 2000, in connection with acquisition activities, 10,425,000 common shares were deposited in escrow, of which one-third were scheduled to be released on September 16, 2000, March 16, 2001 and September 16, 2001. In July 2000, in order to obtain receipt of the final prospectus from the Province of Ontario, the Company entered into an additional escrow agreement covering 5,285,686 common shares, of which 4,956,686 related to the March 2000 escrowed shares and were re-deposited under the additional escrow agreement. In accordance with this agreement, the common shares were released in three equal installments on July 13, 2001, July 13, 2002 and July 13, 2003.

The escrowed shares were considered issued and outstanding, and were also included in the weighted-average common shares outstanding calculations upon initial issuance in March 2000. The periodic release of shares from escrow has no impact on the Company’s financial statements. The total common shares released during the years ended March 31, 2002, 2003 and 2004, were 3,584,667, 1,761,894, and 1,761,897, respectively. As of March 31, 2004, no common shares remained in escrow.

(9) Stock-based Compensation

Stock Options

The Company has a stock option plan (the “Plan”) pursuant to which the Board of Directors of the Company may grant nontransferable stock options to purchase common shares of the Company to directors, officers, employees, advisors and consultants. As of March 31, 2004, 10,283,000 common shares have been reserved for issuance under this plan. The maximum number of common shares which may be reserved for issuance to any one person under the Plan is 5% of the common shares outstanding at the time of grant (calculated on a non-diluted basis). The options vest generally over four years and are exercisable for a maximum term of ten years.

The Company’s options are denominated in Canadian dollars as the underlying stock is listed on the TSE. For convenience, per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date.

On August 17, 2001, the Company announced a voluntary employee stock option cancellation and re-grant program (the Program). Under the Program, the Company’s employees were given the opportunity, if they so

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

chose, to cancel outstanding stock options previously granted to them in return for an equal number of replacement options six months and one day post option stock cancellation. Upon cancellation of outstanding stock options, the Company incurred a stock-based compensation charge of $3.9 million, which represented the outstanding balance of deferred compensation related to the cancelled stock options immediately prior to the cancellation. The replacement options were granted on March 1, 2002 at the then fair market value. As the replacement stock options were not granted within six months of the cancellation date, variable plan accounting is not required for the replacement options.

A summary of the status of the Company’s stock option plan is as follows:

	Number of options	Weighted- average exercise price
Outstanding at March 31, 2001	3,335,038	$8.40
Granted	2,716,464	2.26
Exercised	(13,000)	0.69
Cancelled	(3,282,689)	6.68

Outstanding at March 31, 2002	2,755,813	2.62
Granted	2,101,455	1.30
Exercised	(217,000)	0.71
Cancelled	(1,335,013)	3.07

Outstanding at March 31, 2003	3,305,255	1.78
Granted	3,543,960	1.52
Exercised	(416,960)	1.24
Cancelled	(707,278)	3.09

Outstanding at March 31, 2004	5,724,977	1.62

Exercisable at March 31, 2004	2,365,218	$1.74

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2004:

	Options outstanding			Options exercisable
Range of Exercise prices	Number outstanding	Average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.53 to $0.90	107,000	6.70	$0.77	63,070	$0.73
$0.96 to $1.22	2,570,271	8.82	1.06	865,063	1.11
$1.29 to $1.74	1,952,540	8.16	1.47	1,103,548	1.46
$2.59 to $3.01	887,250	9.82	2.80	150,000	2.91
$3.75 to $4.32	112,416	6.99	4.03	88,337	4.05
$4.59 to $9.45	95,500	3.59	$7.31	95,200	$7.30

Total	5,724,977	8.59	$1.62	2,365,218	$1.74

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

Since its inception in March 2000, the Company has engaged in various equity transactions with employees and non-employees that have required the recognition of stock-based compensation expense. A discussion of these transactions follows below:

Stock Options Issued with Exercise Prices Less Than Fair Market Value

Through March 31, 2002, certain stock options were granted to employees at prices less than the market value of the Company’s stock on the date of grant. In accordance with APB No. 25, the excess of the fair market value of the Company’s common stock over the grant price, or the intrinsic value, was recorded as share capital and the related deferred compensation is being amortized on a straight-line basis over the vesting period of the related stock options, generally four years.

EBT

In conjunction with the Company’s acquisition of NetVault Holdings Ltd. in March of 2000, the Company placed 2,100,000 common shares in the EBT as an incentive to former NetVault Holdings Ltd. employees to remain with the Company subsequent to the March 2000 acquisition. EBT shares were allocated to these employees, who earned the shares over the vesting period, generally three years. The EBT shares are accounted for in accordance with APB No. 25, which requires compensation expense to be recorded based on the intrinsic value of the shares on the date the shares are allocated to each employee. The resulting value of the shares was recorded as share capital and the related deferred compensation is being amortized over the related vesting period for shares subject to vesting provisions. For those shares that vested immediately, the associated value was recorded directly to compensation expense on the date of grant. EBT shares are included in the weighted-average common shares outstanding total, and thus the calculation of net loss per share, as they vest.

The Company also incurs an NIC liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT. See Note 13(c) for a discussion of this contingent liability.

As of March 31, 2003 and 2004, there were 2,000 unallocated shares in the EBT, respectively. The Company recorded the aggregate value of the unallocated shares of $1,000 and $5,000 as of March 31, 2003 and 2004, respectively, in share capital and in employee benefit trust, a contra equity account. The Company used the closing price per share on the TSE on March 31, 2003 and 2004 in order to calculate the aggregate value of unallocated shares.

Incentive Shares

Through March 31, 2001, the Company issued unvested incentive common shares to employees. These issuances were accounted for in accordance with APB 25, which requires compensation expense to be recorded based on the intrinsic value of the shares issued. As such, the value of the underlying restricted incentive shares was determined using the closing price per the TSE on the date the incentive shares were allocated to each employee. The resulting value of the incentive shares was recorded as share capital and the related deferred compensation is being amortized over the related vesting period, generally four years.

Advisors’ Warrants

During the year ended March 31, 2003, the Company issued warrants to non-employees for services they rendered to the Company. The fair value of these warrants was calculated using the Black-Scholes option-pricing model and was recorded as stock-based compensation expense during the year ended March 31, 2003.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

Summary of Stock-based Compensation

	Years ended March 31,
	2002	2003	2004
	(restated)	(restated)
Stock options issued with exercise prices less than fair market value	$4,820	$373	$—
Employee Benefit Trust	9,780	9,116	85
Incentive shares	6,548	1,519	262
Advisors’ stock options and warrants	71	535	—
Modification of employee options	—	98	—

Total stock-based compensation	$21,219	$11,641	$347

(10) Income Taxes

Loss before provision for income taxes for the years ended March 31, 2002, 2003 and 2004 is comprised of the following (in thousands):

	2002	2003	2004
Domestic	$(25,399)	$(10,455)	$(544)
Foreign	(15,865)	(9,589)	(1,454)

	$(41,264)	$(20,044)	$(1,998)

The provision for income taxes for the years ended March 31, 2002, 2003 and 2004 is comprised of the following (in thousands):

	2002	2003	2004
Current:
Federal	$—	$289	$594
State	—	1	215
Foreign	—	220	142

	$—	$510	$951

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	—	—	—

	$—	$510	$951

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

The income tax effects of the temporary differences that give rise to significant portions of the Company’s deferred tax assets as of March 31, 2003 and 2004 are presented below (in thousands):

March 31, 2003:
Deferred tax assets:
Accruals	$9,159
Net operating losses	14,552

23,711
Less valuation allowance	(23,584)

Deferred tax assets	127
Deferred tax liabilities—property and equipment	(97)
Deferred tax liabilities—other	(30)

Net deferred tax assets	$—

March 31, 2004:
Deferred tax assets:
Accruals	$11,215
Net operating losses	15,316

26,531
Less valuation allowance	(26,417)

Deferred tax assets	114
Deferred tax liabilities—property and equipment	(93)
Deferred tax liabilities—other	(21)

Net deferred tax assets	$—

A reconciliation of the expected income tax benefit to the actual income tax expense reported in the consolidated statements operations is as follows (in thousands):

	2002	2003	2004
Computed expected income tax benefit at Canadian statutory income tax rate of 41.1%, 41.1% and 36.1% for 2002, 2003 and 2004, respectively	$(16,960)	$(8,238)	$(722)
Royalty withholding	—	220	419
State tax provision	—	—	137
Other tax accruals	—	467	124
Foreign taxes, including change in valuation allowance	8,576	4,675	667
Debt discharge	—	615	—
Nondeductible goodwill amortization	1,162	—	—
Nondeductible goodwill impairment charges	1,145	365	—
Change in federal valuation allowance	6,077	2,406	326

Actual income tax expense	$—	$510	$951

The Company has Canadian non-capital losses of approximately CDN$4.8 million at March 31, 2004, that are available to apply against future Canadian taxable income. These losses begin to expire in 2007.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

BakBone Software, Inc. has net federal operating loss carryforwards of approximately $28.5 million at March 31, 2004, that are available as reductions to its taxable income in future years. These carryforwards will begin to expire in 2020. Future utilization of these loss carryforwards in the future could be subject to certain limitations of the Internal Revenue Code, including limitations subject to section 382, which relate to 50 percent change in control over a three-year period. The amount of any such limitations, if any, has not yet been determined.

BakBone Software Ltd., a subsidiary of the Company, with headquarters in the United Kingdom, has trade loss carryforwards of approximately £3.0 million at March 31, 2004, that are available as reductions to its taxable income in future years. These carryforwards generally have an indefinite carry forward period.

BakBone Software KK, a subsidiary of the Company, with headquarters in Japan, has net operating loss carryforwards of approximately ¥85.3 million at March 31, 2004, that are available as reductions to its taxable income in future years. These carryforwards began to expire in 2009. Future utilization of these loss carryforwards could be subject to certain limitations under provision of Japanese tax law relating to the use of loss carryforwards obtained through merger or acquisition activity. The amount of any such limitations, if any, has not yet been determined.

The net change in the valuation allowance for the year ended March 31, 2004 was an increase of $2.8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected deferred taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of deferred taxable income, management has determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

BakBone does not record deferred income taxes on the undistributed earnings of its foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. BakBone may be subject to U.S. income taxes and foreign withholding taxes if earnings of the foreign subsidiaries were distributed.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

(11) Special Charges

In November 2002, the Company undertook a plan to cease all activities, with the exception of customer support, related to its MagnaVault product offering, effective December 31, 2002. The Company reviewed the accounting standards prescribed by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in order to determine if this transaction qualified as a discontinued operation. Based on the facts and circumstances, the Company determined that the “end of life” of the Magna Vault product did not qualify as a discontinued operation. In the third quarter of fiscal 2003 and in connection with the MagnaVault exit activities, the Company recorded special charges of $415,000, related primarily to a specific workforce reduction, idle facility costs and the impairment of fixed assets. A summary of these charges is as follows (in thousands):

	Total Charge	Payments	Liability at March 31, 2004
Employee severance	$87	$87	$—
Idle facility	192	168	24
Other exit costs	32	32	—

Total	$311	$287	$24

The Company also recorded non-cash asset impairment charges of $104,000 in connection with the MagnaVault exit activities.

(12) Employee Benefits

The Company maintains a voluntary defined contribution plan for employees in the United States (the U.S. Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The U.S. Plan allows participants to contribute up to 15% of their annual salary, subject to certain limitations, as provided by federal law. Each year, the Company’s Board of Directors determines the amount, if any, of the Company’s matching contributions. There were no matching contributions to the U.S. Plan during the years ended March 31, 2002, 2003 and 2004.

The Company maintains voluntary defined contribution plans for employees of the United Kingdom entity (the U.K. Plan). The U.K. Plan allows participants to defer a percentage of their annual salary. In addition, the U.K. Plan calls for the Company to annually match a percentage of each participant’s salary; these matching contributions vest immediately. During the years ended March 31, 2002, 2003 and 2004, the Company contributed $149,000, $195,000, and $226,000, respectively, to the U.K. Plan.

The Company currently maintains no retirement plans for employees working outside of the United States or the United Kingdom.

(13) Commitments and Contingencies

(a) Litigation

The Company is involved in litigation and claims, which arise from time to time in the normal course of business. In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

(b) Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Future minimum lease payments for years ending March 31 are as follows (in thousands):

	Capital leases	Operating leases
2005	$62	$1,263
2006	40	542
2007	3	211
Thereafter	—	—

Total minimum lease payments	105	$2,016

Less amount representing interest	(8)

Present value of net minimum lease payments, including current portion of $55	$97

Rent expense for the years ended March 31, 2002, 2003 and 2004, approximated $1.6 million, $1.7 million, and $1.7 million, respectively.

The net book values of assets under capital leases at March 31, 2003 and 2004, were approximately $142,000 and $118,000, respectively, which are net of accumulated amortization of $378,000 and $41,000, respectively.

The Company has an operating lease for a facility in Maryland which became idle during the year ended March 31, 2003, and, accordingly, the Company recorded a liability in the amount of $192,000 representing the present value of the future lease payments through May 2004. As of March 31, 2004, $24,000 of this liability remained, all of which is presented in “Accrued liabilities” on the accompanying consolidated balance sheet.

(c) Employee Benefit Trust

The Company incurs a National Insurance Contribution (NIC) liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT. The NIC liability incurred equates to a percentage of the fair value of common shares removed on the date of removal. In accordance with EITF Issue No. 00-16, “Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation”, the NIC liability for EBT-related employee payroll taxes is recognized on the date of the event triggering the measurement and payment of the tax to the taxing authority. The amount of this contingent liability is subject to change based on fluctuations in the fair value of the Company’s common shares, the number of allocated EBT shares, and the NIC liability rate. As of March 31, 2004, 930,834 allocated and unexercised shares remained in the EBT, the NIC liability rate was 12.8%, and the fair value of the Company’s common shares was $2.71.

(14) Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

agreements, as well as standard indemnification agreements that the Company has executed with certain of its officers and directors, and give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under U.S. GAAP the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

Indemnification and warranty provisions contained within the Company’s customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in the Company’s industry. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The indemnification agreements that the Company has executed with certain of its officers and directors would require the Company to indemnify such officers and directors in certain instances. The Company has not incurred obligations under these indemnification agreements historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential officer or director indemnification obligations. The maximum potential amount of future payments that the Company could be required to make under the indemnification provisions in its customer license and service agreements, and officer and director agreements is unlimited.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

(15) Segment Information

The Company has determined that it operates in two segments, which are the Company’s two product lines, NetVault and MagnaVault. Revenues are generated from the licensing of software and sale of support services. Total assets, capital expenditures, depreciation and amortization, interest income and operating expenses are not disclosed by operating segment as they are not specifically related to a particular product line. In November 2002, the Company decided to “end of life” the MagnaVault product line. MagnaVault revenues for the years ended March 31, 2002, 2003 and 2004 have been included below for comparative purposes. Subsequent to November 2002, the Company operates in one business segment, as the Company’s operations consist almost exclusively of the NetVault product line, but has voluntarily included MagnaVault revenues in the table below for comparative purposes. Revenues are generated from the selling of software licenses, related support services and development software solutions. Development software solutions consist solely of revenue recognition under OEM arrangements, whereby the Company commits to provide the customer with unspecified additional software products. The following table represents a summary of revenues by product line for the periods presented (in thousands):

	Year ended March 31,
	2002	2003	2004
	(restated)	(restated)
Revenues
Licensing:
NetVault	$4,182	$14,399	$20,670
MagnaVault	1,011	905	566

Total	5,193	15,304	21,236

Service:
NetVault	883	2,152	5,078
MagnaVault	533	462	204

Total	1,416	2,614	5,282

Development Software Solutions:
NetVault	—	—	589
MagnaVault	—	—	—

Total	—	—	589

Total revenues	$6,609	$17,918	$27,107

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

The following table represents a summary of revenues by major geographic region for the periods presented (in thousands):

	Year ended March 31,
	2002	2003	2004
	(restated)	(restated)
Revenues
Licensing:
EMEA	$1,355	$3,053	$5,179
Pacific Rim	812	6,334	8,734
North America	3,026	5,917	7,323

Total	5,193	15,304	21,236

Service:
EMEA	379	550	1,306
Pacific Rim	7	532	1,297
North America	1,030	1,532	2,679

Total	1,416	2,614	5,282

Development Software Solutions:
EMEA	—	—	—
Pacific Rim	—	—	23
North America	—	—	566

Total	—	—	589

Total revenues	$6,609	$17,918	$27,107

Revenues are presented by major geographic region based on the region from which the revenues were sourced. During the years ended March 31, 2002, 2003 and 2004, the Company’s OEM revenues have been primarily administered from North America, with subsequent revenue allocations made to the applicable region. The Company procured aggregate license and maintenance sales in its country of domicile, Canada, of $370,000, $364,000 and $359,000 during the years ended March 31, 2002, 2003 and 2004, respectively.

The following table represents a summary of capital assets and goodwill by major geographic region as of March 31, 2003 and 2004 (in thousands):

	EMEA	Pacific Rim	North America	Total
Identifiable assets at March 31, 2003:
Property and equipment, net	$374	$272	$1,593	$2,239
Goodwill, net	$907	$—	$3,362	$4,269
Identifiable assets at March 31, 2004:
Property and equipment, net	$476	$254	$1,212	$1,942
Goodwill, net	$907	$—	$3,362	$4,269

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

(16) Subsequent Events

Shareholder approval of reverse stock-split

On May 17, 2004, the Company held a special meeting of shareholders, at which the Company sought shareholder approval to allow the Board of Directors (the Board) to effect, at the Board’s discretion and for a period of up to one year, a reverse stock split at a ratio not to exceed one common share for each five common shares outstanding. The proposal was approved on the meeting date; however, no reverse stock split has been effected.

Preferred shares released from lock-up

In November 2003, the Company and the holders of its Series A Convertible Preferred shares entered into a lock-up agreement by which the shareholders would refrain from selling or distributing 18,000,000 preferred shares. The lock-up agreement stipulates that the preferred shares are to be released from lock-up in three equal installments in February, May and August of 2004. In May 2004 and pursuant to the lock-up agreement, 6,000,000 shares were released from lock-up.

(17) Differences Between Accounting Principles Generally Accepted in the United States and in Canada

These consolidated financial statements have been prepared in accordance with U.S. GAAP, which differs in certain respects from Canadian GAAP. The material differences between United States and Canadian GAAP affecting the Company’s consolidated financial statements are summarized as follows:

(a) Accounting for Stock-Based Compensation

Through March 31, 2002, the Company granted various equity instruments, which under U.S. GAAP, required the Company to measure and record deferred compensation and share capital. The deferred compensation balances were then amortized to stock-based compensation based on the vesting terms of the underlying equity instruments.

For Canadian GAAP purposes, the Company currently accounts for stock-based compensation in accordance with the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3870 (Section 3870), “Stock-based Compensation and Other Stock-based Payments”. The Company adopted CICA Section 3870, effective April 1, 2002. The accounting standards set forth in CICA Section 3870 are similar to those employed by the Company under U.S. GAAP. However, prior to April 1, 2002, the Company utilized settlement date accounting to account for these equity transactions. Settlement date accounting did not require the recognition of deferred compensation and stock-based compensation expense for equity instruments issued prior to April 1, 2002 and therefore no stock-based compensation amounts were recorded.

(b) Amortization and Impairment of Goodwill

Canadian GAAP permits the classification of amortization and impairment of goodwill as non-operating expenses, whereas under U.S. GAAP, such charges must be included as components of operating expenses.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

(c) Acquisition of BakBone KK

Under Canadian GAAP, the 47% acquisition of BakBone KK was considered to be a combination of entities under common control and was accounted for at the carrying value of BakBone KK’s net assets. Under U.S. GAAP, the Company did not control greater than 50% of the voting rights of BakBone KK until the Company’s acquisition of the minority interests of BakBone KK in March 2002. Therefore, under U.S. GAAP, the Company’s purchase of 22% of BakBone KK on March 1, 2000 was accounted for using the purchase method of accounting based on the fair value of the consideration. Accordingly, the Company recorded an investment in affiliate and share capital of $2.6 million for the fair value of the shares issued to consummate the transaction. The investment in affiliate was being amortized over three years as the value of the common shares issued exceeded the value of the Company’s underlying equity in net assets of BakBone KK. The fair value of the shares was determined on the date the Company and BakBone KK reached agreement on the purchase price and the transaction was announced. Upon acquisition of voting control in 2002, the unamortized investment of $686,000 in BakBone KK was transferred to goodwill for U.S. GAAP purposes.

(d) Consolidation of BakBone KK and Tracer KK

Under Canadian GAAP, a company must demonstrate effective control of an acquired entity in order to consolidate the entity. As of the initial acquisition dates of BakBone KK and Tracer KK in March 2000 and June 2000, respectively, the Company had effective control of both entities. Thus, in accordance with Canadian GAAP both entities were consolidated as of these dates.

Under U.S. GAAP, a Company must demonstrate effective control through a greater than 50% ownership of the voting interests of an entity, in order to consolidate an entity. As the Company did not control greater than 50% of the voting interests in BakBone KK until the March 2002 minority interest acquisition and in Tracer KK until the January 2002 minority interest acquisition, the Company was required to use the equity method of accounting up to the respective acquisition dates.

(e) Marketable Securities

Under Canadian GAAP, unrealized losses on available-for-sale securities are recorded in other expense in the statement of operations and unrealized gains are not recorded. Under U.S. GAAP, available-for-sale securities are carried at fair market value and unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss, a component of shareholders’ equity.

(f) Beneficial Conversion Feature on Preferred Stock

Under U.S. GAAP, beneficial conversion features embedded within preferred stock instruments are recorded based on their intrinsic value as equity, separate from preferred stock and recognized as a return to preferred stockholders as a decrease (increase) to net income (loss) applicable to common shareholders. The beneficial conversion feature is also presented below net loss and is included in the calculation of net loss per share on the consolidated statement of operations. An equivalent accounting standard does not exist under Canadian GAAP, and as such, there is not a requirement to record the value of the beneficial conversion feature for Canadian GAAP.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2003 and 2004

(g) Reconciliation of Net Loss

The application of Canadian GAAP as described above had the following effects on the Company’s net loss for the years ended March 31, 2002, 2003 and 2004.

	2002	2003	2004
	(restated)	(restated)
Net loss attributable to common shareholders—as reported	$(41,264)	$(20,554)	$(10,170)
Stock-based compensation	21,219	11,105	347
Amortization of investment in affiliate	854	—	—
Additional amortization of goodwill	212	—	—
Additional impairment of goodwill	281	—	—
Acquisition of BakBone KK	—	—	—
Change from the equity method to the consolidation method of accounting	54	—	—
Realized changes in the fair market value of marketable securities	75	—	—
Beneficial conversion feature on preferred stock	—	—	7,221

Net loss—Canadian GAAP	$(18,569)	$(9,449)	$(2,602)

The application of accounting principles generally accepted in Canada, as described above, has the following effects on the consolidated financial statements as of March 31, 2003 and 2004 and for the years ended March 31, 2002, 2003 and 2004.

(h) Canadian GAAP Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2004

(in thousands)

(in U.S. dollars)

	2003				2004
	U.S. GAAP (as reported)	Differences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differences	Notes	Canadian GAAP
	(restated)			(restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,045	—		$5,045	$19,399	—		$19,399
Accounts receivable	4,822	—		4,822	7,383	—		7,383
Other assets	850	—		850	1,286	—		1,286

Total current assets	10,717	—		10,717	28,068	—		28,068
Property and equipment, net	2,239	—		2,239	1,942	—		1,942
Intangible assets, net	166	—		166	111	—		111
Goodwill, net	4,269	(686)	(3)	3,583	4,269	(686)	(3)	3,583
Other assets	644	(77)	(8)	567	787	(123)	(8)	664

Total assets	$18,035	(763)		$17,272	$35,177	(809)		$34,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$865	—		$865	$926	—		$926
Accrued liabilities	3,147	—		3,147	4,078	—		4,078
Deferred revenue	2,409	—		2,409	6,877	—		6,877
Current portion of notes payable	1,652	—		1,652	—	—		—

Total current liabilities	8,073	—		8,073	11,881	—		11,881
Deferred revenue, excluding current portion	2,837	—		2,837	2,930	—		2,930
Other liabilities	69	—		69	42	—		42

Total liabilities	10,979	—		10,979	14,853	—		14,853

SHAREHOLDERS’ EQUITY:
Series A convertible preferred stock	—	—		—	11,160	—		11,160
Share capital	143,543	(85,809)	(9)	57,734	154,916	(93,034)	(9)	61,882
Share capital held by subsidiary	(66)	—		(66)	—	—		—
Employee benefit trust	(1)	1	(1)	—	(5)	5	(1)	—
Deferred compensation	(359)	359	(1)	—	(12)	12	(1)	—
Accumulated deficit	(135,305)	84,699	(10)	(50,606)	(145,475)	92,267	(10)	(53,208)
Accumulated other comprehensive loss	(756)	(13)	(8)	(769)	(260)	(59)	(8)	(319)

Total shareholders’ equity	7,056	(763)		6,293	20,324	(809)		19,515

Total liabilities and shareholders’ equity	$18,035	(763)		$17,272	$35,177	(809)		$34,368

(1)	See Note 17(a)
(2)	See Note 17(b)
(3)	See Note 17(c)
(4)	See Note 17(d)
(5)	See Note 17(f)
(6)	See Notes 17(a) and 17(b)
(7)	See Notes 17(b) and 17(c)
(8)	See Note 17(e)
(9)	See Notes 17(a) and 17(c)
(10)	See Notes 17(a), 17(c), 17(e) and 17(f)

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2002, 2003 and 2004

(in thousands, except per share and share data)

(in U.S. dollars)

	2002				2003				2004
	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differ- ences	Notes	Canadian GAAP
	(restated)			(restated)	(restated)			(restated)
Revenues	$6,609	3,254	(4)	$9,863	$17,918	—		$17,918	$27,107	—		$27,107
Cost of revenues	1,158	86	(4)	1,244	1,650	—		1,650	2,994	—		2,994

Gross profit	5,451	3,168		8,619	16,268	—		16,268	24,113	—		24,113

Operating expenses:
Sales and marketing	8,281	2,469	(4)	10,750	12,125	—		12,125	15,330	—		15,330
Research and development	4,239	282	(4)	4,521	4,963	—		4,963	4,812	—		4,812
General and administrative	5,006	431	(4)	5,437	5,965	—		5,965	5,407	—		5,407
Stock-based compensation	21,219	(21,219)	(1)	—	11,641	(11,105)	(1)	536	347	(347)	(1)	—
Special charges	—	—		—	415	—		415	—	—		—
Amortization goodwill	3,939	(3,939)	(6)	—	—	—		—	—	—		—
Amortization of intangible assets	—	—		—	55	(55)	(2)	—	55	(55)	(2)	—
Amortization of investment in Affiliate	854	(854)	(3)	—	—	—		—	—	—		—
Impairment of goodwill	2,789	(2,789)	(6)	—	888	(888)	(2)	—	—	—		—

Total operating expenses	46,327	(25,619)		20,708	36,052	(12,048)		24,004	25,951	(402)		25,549

Operating loss	(40,876)	28,787		(12,089)	(19,784)	12,048		(7,736)	(1,838)	402		(1,436)
Interest expense, net	(69)	(39)	(4)	(108)	(182)	—		(182)	(1)	—		(1)
Amortization of goodwill	—	(3,727)	(2)	(3,727)	—	—		—	—	—		—
Amortization of intangible assets	—	—		—	—	(55)	(2)	(55)	—	(55)	(2)	(55)
Impairment of goodwill	—	(2,508)	(2)	(2,508)	—	(888)	(2)	(888)	—	—		—
Foreign exchange gain (loss), net	110	—		110	(59)	—		(59)	(78)	—		(78)
Other expense, net	(422)	175	(4)	(247)	(19)	—		(19)	(81)	—		(81)
Equity in loss of affiliates, net	(7)	7	(4)	—	—	—		—	—	—		—

Loss before income taxes	(41,264)	22,695		(18,569)	(20,044)	11,105		(8,939)	(1,998)	347		(1,651)
Provision for income taxes	—	—		—	510	—		510	951	—		951

Net loss	(41,264)	22,695		(18,569)	(20,554)	11,105		(9,449)	(2,949)	347		(2,602)
Beneficial conversion feature on preferred stock	—	—		—	—	—		—	7,221	(7,221)	(5)	—

Net loss attributable to common shareholders	$(41,264)	$22,695		(18,569)	$(20,554)	$11,105		$(9,449)	$(10,170)	$7,568		$(2,602)

Net loss per share	$(0.90)	0.51		$(0.41)	$(0.37)	0.20		$(0.17)	$(0.17)	0.13		$(0.04)

Weighted-average common shares	45,697,111	—		45,697,111	55,536,923	—		55,536,923	60,882,811	—		60,882,811

(1)	See Note 17(a)
(2)	See Note 17(b)
(3)	See Note 17(c)
(4)	See Note 17(d)
(5)	See Note 17(f)
(6)	See Notes 17(a) and 17(b)
(7)	See Notes 17(b) and 17(c)
(8)	See Note 17(e)
(9)	See Notes 17(a) and 17(c)
(10)	See Notes 17(a), 17(c), 17(e) and 17(f)

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2002, 2003 and 2004

(in thousands)

(in U.S. dollars)

	2002			2003			2004
	U.S. GAAP (as reported)	Differences	Canadian GAAP	U.S. GAAP (as reported)	Differences	Canadian GAAP	U.S. GAAP (as reported)	Differences	Canadian GAAP
	(restated)		(restated)	(restated)		(restated)
Cash flows from operating activities:
Net loss	$(41,264)	22,695	$(18,569)	$(20,554)	11,105	$(9,449)	$(2,949)	347	$(2,602)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,703	(1,066)	4,637	954	—	954	964	—	964
Stock-based compensation	21,219	(21,219)	—	11,641	(11,105)	536	347	(347)	—
Special charges	—	—	—	104	—	104	—	—	—
Impairment of goodwill	2,789	(281)	2,508	888	—	888	—	—	—
Loss on disposal of capital assets	443	—	443	—	—	—	—	—	—
Other non-cash charges	(124)	(31)	(155)	—	—	—	—	—	—
Changes in assets and liabilities, net of effects of acquisitions:			—			—			—
Accounts receivable, net	(1,885)	—	(1,885)	(1,533)	—	(1,533)	(2,561)	—	(2,561)
Other assets	(10)	—	(10)	(262)	—	(262)	(531)	—	(531)
Accounts payable	(723)	—	(723)	220	—	220	61	—	61
Accrued liabilities	425	—	425	1,358	—	1,358	949	—	949
Deferred revenue	626	—	626	4,127	—	4,127	4,561	—	4,561

Net cash (used in) provided by operating activities	(12,801)	98	(12,703)	(3,057)	—	(3,057)	841	—	841

Cash flows from investing activities:
Capital expenditures	(433)	—	(433)	(415)	—	(415)	(534)	—	(534)
Acquisitions of businesses, net of cash acquired	(117)	—	(117)	—	—	—	—	—	—
Cash acquired through acquisitions	700	(700)	—	—	—	—	—	—	—
Proceeds from sale of capital assets	41	—	41	2	—	2	—	—	—

Net cash provided by (used in) investing activities	191	(700)	(509)	(413)	—	(413)	(534)	—	(534)

Cash flows from financing activities:
Restricted cash balances	66	—	66	804	—	804	—	—	—
Payments on capital lease obligations	(177)	—	(177)	(202)	—	(202)	(115)	—	(115)
Proceeds from note payable	—	—	—	—	—	—	(1,652)	—	(1,652)
Payments on note payable	(812)	—	(812)	(298)	—	(298)	—	—	—
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	—	—	—	—	—	—	13,640	—	13,640
Proceeds from issuance of special warrants	9,734	—	9,734	—	—	—	—	—	—
Proceeds from public offering	5,681	—	5,681	—	—	—	—	—	—
Proceeds from private placement	332	—	332	1,075	—	1,075	—	—	—
Offering costs related to common stock equity financings	(382)	(125)	(507)	(75)	—	(75)	—	—	—
Proceeds from exercise of stock options	9	—	9	144	—	144	500	—	500
Proceeds from exercise of warrants	769	—	769	1,316	—	1,316	1,217	—	1,217
Payments on related party loans	(12)	—	(12)	(63)	—	(63)	—	—	—
Proceeds from sale of share capital held by subsidiary	—	—	—	—	—	—	17	—	17

Net cash provided by financing activities	15,208	(125)	15,083	2,701	—	2,701	13,607	—	13,607

Effect of exchange rate changes on cash and cash equivalents	(211)	27	(184)	312	—	312	440	—	440

Net increase (decrease) in cash and cash equivalents	2,387	(700)	1,687	(457)	—	(457)	14,354	—	14,354
Cash and cash equivalents, beginning of period	3,115	700	3,815	5,502	—	5,502	5,045	—	5,045

Cash and cash equivalents, end of period	$5,502	—	$5,502	$5,045	—	$5,045	$19,399	—	$19,399

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2004

BAKBONE SOFTWARE INCORPORATED

By:	/s/ KEITH G. RICKARD
Keith G. Rickard Chief Executive Officer President

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Keith G. Rickard and John Fitzgerald, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this Annual Report on the date(s) indicated below:

Signature	Title	Date

/s/ KEITH G. RICKARD Keith G. Rickard	Chief Executive Officer, President and Director (principal executive officer)	June 29, 2004

/s/ JOHN FITZGERALD John Fitzgerald	Chief Financial Officer (principal financial officer and accounting officer)	June 29, 2004

/s/ J. STEPHAN DOLEZALEK J. Stephan Dolezalek	Director	June 29, 2004

/s/ J.G. (JEFF) LAWSON J.G. (Jeff) Lawson	Director	June 29, 2004

/s/ NEIL MACKENZIE Neil MacKenzie	Director	June 29, 2004

/s/ M. BRUCE NAKAO M. Bruce Nakao	Director	June 29, 2004

/s/ ARCHIBALD NESBITT Archibald Nesbitt	Director	June 29, 2004

/s/ ANDREW T. SHEEHAN Archibald Nesbitt	Director	June 29, 2004

INDEX TO EXHIBITS

Exh. No.	Description of Documents
3.1	Restated Articles of Continuance of the registrant
3.2	Bylaws, as amended, of the registrant
4.1	Shareholder Protection Rights Plan Agreement made as of June 17, 2002 by and between the registrant and CIBC Mellon Trust Company
10.1	Form of Indemnity Agreement for directors and executive officers
10.2	2000 Stock Option Plan
10.3(1)	2002 Stock Option Plan
10.4	Form of stock option agreement for the 2000 Stock Option Plan and the 2002 Stock Option Plan
10.5(2)	2003 Stock Option Plan
10.6	Forms of stock option agreement for the 2003 Stock Option Plan
10.7(1)	Employment Letter Agreement, dated June 21, 2001, by and between the registrant and Keith G. Rickard
10.8	Offer Letter, dated January 24, 2002, by and between the registrant and John Fitzgerald
10.9	Offer Letter, dated December 18, 2003, by and between the registrant and Fabrice Helliker
10.10	Offer Letter, dated January 26, 2004, by and between the registrant and Adrian Jones
10.11	Offer Letter, dated January 7, 2004, by and between BakBone Software Limited and Pat Clarke, as modified by Exhibit 10.12
10.12	Modification Letter, dated January 8, 2004, by and between BakBone Software Limited and Pat Clarke
10.13	Form of Subscription For Common Shares of the registrant (for United States accredited investors), as used in registrant’s December 2002 private financing
10.14	Form of Subscription For Common Shares of the registrant (for United States non-accredited investors), as used in registrant’s December 2002 private financing
10.15	Form of Subscription For Units of the registrant (for Canadian investors), as used in registrant’s December 2002 private financing
10.16	Series A Preferred Share Purchase Agreement made as of June 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities
10.17	Investors’ Rights Agreement, dated June 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities
10.18	Letter Agreement, dated November 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities
10.19	Standard Modified Gross Office Lease, dated February 22, 2000, between Pacific Sorrento Mesa Holdings, L.P. and Pacific Stonecrest Holdings, L.P. and Net Resources, Inc.
10.20	Standard Form Modified Gross Office Lease, dated August 14, 2000, between Pacific Sorrento Mesa Holdings, L.P. and Pacific Stonecrest Holdings, L.P. and the registrant
21.1(1)	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm

Exh. No.	Description of Documents
24.1	Power of Attorney (see page 40)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Keith G. Rickard
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John Fitzgerald
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Keith G. Rickard
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John Fitzgerald

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 20-F (No. 000-12230) dated June 26, 2003
(2)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Registration Statement on Form S-8 (No. 333-109390) dated October 2, 2003