Form 10-Q
period 2004-06-30
BAKBONE SOFTWARE INC
filed 2004-08-16
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 000-12230

BAKBONE SOFTWARE INCORPORATED

(Exact name of Registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10145 Pacific Heights Boulevard, Suite 500 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (858) 450-9009

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

As of July 31, 2004 there were 64,542,358 shares of the registrant’s common stock outstanding.

BAKBONE SOFTWARE INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	June 30,
	2004	2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,399	$18,699
Accounts receivable, net of allowance for doubtful accounts of $135 and $238, respectively	7,383	6,956
Other assets	1,286	1,207

Total current assets	28,068	26,862

Property and equipment, net	1,942	1,839
Intangible assets, net	111	97
Goodwill	4,269	4,269
Other assets	787	701

Total assets	$35,177	$33,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$926	$1,129
Accrued liabilities	4,078	3,764
Current portion of deferred revenue	6,877	6,148

Total current liabilities	11,881	11,041

Deferred revenue, excluding current portion	2,930	3,583
Other liabilities	42	27

Total liabilities	14,853	14,651

Commitments and contingencies

Shareholders’ equity:
Series A convertible preferred stock, no par value, 22,000,000 shares authorized, 18,000,000 shares issued and outstanding, liquidation preference of $20,650 and $20,088, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 64,526,608 and 64,527,858 shares issued and outstanding, respectively	154,916	154,917
Employee benefit trust	(5)	(5)
Deferred compensation	(12)	(9)
Accumulated deficit	(145,475)	(146,511)
Accumulated other comprehensive loss	(260)	(435)

Total shareholders’ equity	20,324	19,117

Total liabilities and shareholders’ equity	$35,177	$33,768

See accompanying notes to unaudited consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three months ended June 30,
	2003	2004
Revenues	$5,517	$7,852
Cost of revenues	796	834

Gross profit	4,721	7,018

Operating expenses:
Sales and marketing	3,563	4,004
Research and development	1,126	1,629
General and administrative	1,457	2,474
Stock-based compensation *	153	3
Amortization of intangible assets	14	14

Total operating expenses	6,313	8,124

Operating loss	(1,592)	(1,106)
Interest (expense) income, net	(38)	29
Foreign exchange (loss) gain, net	(5)	106

Loss before income taxes	(1,635)	(971)
Provision for income taxes	128	65

Net loss	$(1,763)	$(1,036)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)

Weighted-average common shares outstanding:
Basic and diluted	58,621,216	64,523,199

* Stock-based compensation includes the following:

Research and development	$107	$3
General and administrative	46	-

	$153	$3

See accompanying notes to unaudited consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(1,763)	$(1,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	252
Stock-based compensation	153	3
Changes in assets and liabilities:
Accounts receivable, net	(380)	427
Other assets	(22)	130
Accounts payable	36	203
Accrued liabilities	(86)	(314)
Deferred revenue	1,034	(76)

Net cash used in operating activities	(804)	(411)

Cash flows from investing activities:
Capital expenditures	(178)	(146)

Net cash used in investing activities	(178)	(146)

Cash flows from financing activities:
Payments of capital lease obligations	(54)	(13)
Proceeds from exercise of stock options	-	1
Proceeds from exercise of warrants	11	-

Net cash used in financing activities	(43)	(12)

Effect of exchange rate changes on cash and cash equivalents:	11	(131)

Net decrease in cash and cash equivalents	(1,014)	(700)
Cash and cash equivalents, beginning of period	5,045	19,399

Cash and cash equivalents, end of period	$4,031	$18,699

Cash paid during the period for:
Interest	$8	$9

Income taxes	$42	$102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash investing and financing activity:
Equipment acquired under capital leases	$70	$-

See accompanying notes to unaudited consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Organization and Significant Accounting Policies

Description of Business

BakBone Software Incorporated (“BakBone” or the “Company”), a Canadian federal company, is an international data protection solution provider that develops and distributes data backup, restore, and disaster recovery software for network storage and open systems environments. BakBone delivers scalable solutions that address the complex demands of large enterprise environments, as well as small to medium-sized businesses. The Company’s products are distributed primarily through a select global network of Original Equipment Manufacturers (“OEM” or “OEMs”), Value Added Resellers (“VAR” or “VARs”), Value Added Distributors (“VAD” or “VADs”), and other solution providers.

Basis of Presentation

The accompanying consolidated financial statements of BakBone as of June 30, 2004, and for the three months ended June 30, 2003 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements are unaudited and in the opinion of management include all necessary normal recurring and other adjustments for the fair presentation of the Company’s financial position, results of operations and changes in cash flows. These interim financial statements are prepared in accordance with the instructions to Form 10-Q, which allow certain information and footnote disclosures, normally included in annual financial statements, to be condensed or omitted. As a result, these interim financial statements should be read in conjunction with the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information, and actual results could differ from those estimates.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents in short-term investments with high credit quality financial institutions. The Company has accounts receivable related to license and maintenance fees typically with credit terms of 30-60 days. The Company provides allowance for doubtful accounts against accounts receivable for estimated losses that may result from customers’ inability to pay. The amount of the allowance is determined by analyzing known uncollectible accounts, aged receivables, and economic conditions in the customers’ industry, historical losses and changes in customer creditworthiness.

The Company had one customer that comprised 17% and 12% of total revenues for the three months ended June 30, 2003 and 2004, respectively, and 11% and 14% of total accounts receivable as of March 31, 2004 and June 30, 2004, respectively.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS “) No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation. Under APB No. 25, when the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. During fiscal 2000 and 2001, certain of the Company’s stock options were granted with exercise prices below the fair value of the Company’s common stock as determined by the current market price per the Toronto Stock Exchange on the date of grant. For these stock options, the Company has recorded deferred stock-based compensation for the difference between their exercise prices and such estimated fair values which is being amortized to expense on a straight-line basis over the vesting period of the stock options. Compensation for equity instruments issued to non-employees has been determined in accordance with SFAS No. 123 as amended and interpreted.

Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the grant date using the Black-Scholes method for option pricing with the following assumptions:

	Three months ended June 30,
	2003	2004
Weighted-average risk free interest rate	2.61%	3.56%
Expected option life	4.45	5.00
Stock price volatility	100%	89%
Expected dividend yield	0%	0%
Weighted average fair value of options	$0.68	$1.58

Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The pro forma results of operations are summarized below (in thousands, except per share data):

	Three months ended June 30,
	2003	2004
Net loss - as reported	$(1,763)	$(1,036)
Add: stock-based employee compensation expense included in reported net loss	153	3
Less: total stock-based employee compensation expense determined under the fair value method for all awards	(947)	(365)

Pro forma net loss	$(2,557)	$(1,398)

Net loss per share:
Basic and diluted - as reported	$(0.03)	$(0.02)

Basic and diluted - pro forma	$(0.04)	$(0.02)

Accumulated Other Comprehensive Loss and Comprehensive Loss

As of March 31, 2004 and June 30, 2004, accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities as follows (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on marketable securities	Total
Balance at March 31, 2004	$(308)	$48	$(260)
Current period change	(140)	(35)	(175)

Balance at June 30, 2004	$(448)	$13	$(435)

Comprehensive loss is the total of net loss and all other non-owner changes in shareholders’ equity. The Company’s comprehensive loss combines net loss, foreign currency translation adjustments and unrealized gains and losses on the Company’s available-for-sale marketable securities as follows (in thousands):

	Three months ended June 30,
	2003	2004
Net loss	$(1,763)	$(1,036)
Comprehensive income (loss):
Foreign currency translation adjustments	30	(140)
Unrealized gain (loss) on marketable securities	6	(35)

	36	(175)

Total comprehensive loss	$(1,727)	$(1,211)

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are not considered in the calculation of diluted net loss per common share as their inclusion would be antidilutive.

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be antidilutive:

	Three months ended June 30,
	2003	2004
Stock options	5,647,127	6,079,024
Warrants	1,568,894	80,000
Shares held in Employee Benefit Trust	4,000	4,000
Series A convertible preferred stock	-	18,000,000

Total antidilutive instruments	7,220,021	24,163,024

Reclassification

Certain amounts for the three months ended June 30, 2003 have been reclassified in the consolidated financial statements to conform to the presentation as of and for the three months ended June 30, 2004.

(2)    Goodwill and Intangible Assets

On April 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. The goodwill balance of $4.3 million as of March 31, 2004 and June 30, 2004, relates to the Company’s NetVault operations.

Intangible assets consist of the following (in thousands):

	As of March 31, 2004			As of June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Amortizable intangible assets	$222	$(111)	$111	$222	$(125)	$97

Total amortizable intangible assets	$222	$(111)	$111	$222	$(125)	$97

Based on the intangible assets as of June 30, 2004, the estimated annual amortization expense of intangible assets is as follows (in thousands):

Fiscal year ending March 31,
2005	$55
2006	56

$111

(3)    Related Party Transactions

A director of the Company is a partner of a Canadian law firm that provides legal services to the Company. During the three months ended June 30, 2003 and 2004, the Company paid the associated law firm $21,000 and $79,000, respectively, relating to the services rendered. As of June 30, 2004, $50,000 was owed to this related party.

A former director of the Company is the president of a firm that provided certain consulting services to the Company. During the three months ended June 30, 2003 the Company paid the firm $5,000 relating to the services rendered. The Company made no payments to this related party during the three months ended June 30, 2004. As of June 30, 2004, no amounts were owed to this related party.

(4)    Shareholders’ Equity

Shareholder approval of reverse stock-split

On May 17, 2004, the Company held a special meeting of shareholders, at which the Company sought shareholder approval to allow the Board of Directors (the “Board”) to effect, at the Board’s discretion and for a period of up to one year, a reverse stock split at a ratio not to exceed one common share for each five common shares outstanding. The proposal was approved on the meeting date; however, no reverse stock split has been effected as of June 30, 2004.

Preferred shares released from lock-up

In May 2004, pursuant to the lock-up agreement described in Note 8 to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K, 6,000,000 shares of its Series A Convertible Preferred shares were released from lock-up. As of June 30, 2004, 12,000,000 of the 18,000,000 outstanding preferred shares subject to the lock-up agreement have been released, but have not yet been converted into common shares. The remaining 6,000,000 preferred shares under the lock-up agreement are scheduled to be released in August 2004.

(5)    Commitments and Contingencies

Litigation

The Company is involved in litigation and claims, which arise from time to time in the normal course of business. In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Employee Benefit Trust (“EBT”)

In connection with the NetVault Holdings Ltd. acquisition in March 2000, 2.1 million of the Company’s common shares were placed in trust and allocated to United Kingdom employees. The Company incurs a National Insurance Contribution (“NIC”) liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT. The NIC liability incurred equates to a percentage of the fair value of common shares removed on the date of removal. In accordance with Emerging Issues Task Force Issue No. 00-16, “Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation”, the NIC liability related to the Company’s shares is recognized on the date of the event triggering the measurement and payment of the tax to the taxing authority. The amount of this contingent liability is subject to change based on fluctuations in the fair value of the Company’s common shares, the number of allocated EBT shares, and the NIC liability rate. As of June 30, 2004, 888,500 allocated shares remained in the EBT, the NIC liability rate was 12.8%, and the fair value of the Company’s common shares was $2.21.

(6)    Segment Information

The Company operates in a single business segment, which is the NetVault product line. Revenues are generated from the selling of software licenses, related support services and development software solutions. Development software solutions consist solely of revenue recognition under OEM arrangements, whereby the Company commits to provide the customer with unspecified additional software products. The following table represents a summary of revenues by major geographic region for the periods presented (in thousands):

	Three months ended June 30,
	2003	2004
Revenues
Licensing:
North America	$1,853	$1,704
Pacific Rim	1,522	2,212
EMEA	1,121	1,591

Total	4,496	5,507

Service:
North America	557	1,128
Pacific Rim	236	429
EMEA	215	483

Total	1,008	2,040

Development software solutions:
North America	13	255
Pacific Rim	-	21
EMEA	-	29

Total	13	305

Total revenues	$5,517	$7,852

Revenues are presented by major geographic region based on the region from which the revenues were sourced. During the three months ended June 30, 2003 and 2004, the Company’s OEM revenues have been primarily administered from North America, with applicable revenue allocations made to each region. The Company procured aggregate license and maintenance sales in its country of domicile, Canada, of $73,000 and $75,000 during the three months ended June 30, 2003 and 2004, respectively.

The following table represents a summary of capital assets and goodwill by major geographic region (in thousands):

	North America	Pacific Rim	EMEA	Total
Identifiable assets as of March 31, 2004:
Property and equipment, net	$1,212	$254	$476	$1,942
Goodwill	$3,362	$-	$907	$4,269
Identifiable assets as of June 30, 2004:
Property and equipment, net	$1,118	$240	$481	$1,839
Goodwill	$3,362	$-	$907	$4,269

(7)    Differences Between Accounting Principles Generally Accepted in the United States and in Canada

These consolidated financial statements have been prepared in accordance with U.S. GAAP, which differ in certain respects from accounting principles generally accepted in Canada (“Canadian GAAP”). A reconciliation of these consolidated financial statements to Canadian GAAP is required by securities regulations in Canada. The material differences between U.S. and Canadian GAAP affecting the Company’s consolidated financial statements presented in note 7(e) are summarized in notes 7(a) through 7(d) below.

(a)    Accounting for Stock-Based Compensation

Through March 31, 2002, the Company granted various equity instruments, which under U.S. GAAP required the Company to value the equity instruments in accordance with APB No. 25 and to record the intrinsic value to deferred compensation and share capital. These deferred compensation balances were amortized to stock-based compensation based on the vesting terms of the underlying equity instruments. In connection with certain acquisitions, the Company issued equity instruments, which under U.S. GAAP also required the Company to value the equity instruments. The fair value was recorded to goodwill and share capital.

Since March 31, 2002, the Company has granted equity instruments, including employee stock options, that have not required the Company to value the equity instruments and to record the value to deferred compensation and share capital.

For Canadian GAAP purposes, the Company currently accounts for stock-based compensation in accordance with the Canadian Institute of Chartered Accountants (CICA) Handbook Section 3870 (Section 3870), “Stock-based compensation and other stock-based payments”. The Company adopted CICA Section 3870, effective April 1, 2002. The accounting standards set forth in CICA Section 3870 are similar to those employed by the Company under U.S. GAAP. Prior to April 1, 2002, the Company utilized settlement date accounting to record equity transactions. As settlement date accounting did not require the recognition of deferred compensation and stock-based compensation, no stock-based compensation was recorded for equity instruments issued prior to April 1, 2002 for Canadian GAAP purposes.

In September 2003, the CICA released updates to CICA Section 3870 requiring public companies with fiscal years beginning on or after January 1, 2004 to apply the fair value based method of accounting to all stock-based payments, including option grants to employees, using a transition method described in CICA Section 3870. As such, under Canadian GAAP and effective April 1, 2004, the Company is required to record stock-based compensation related to all stock-based payments. Furthermore, CICA Section 3870 specified various transition provisions that must be applied in connection with the adoption of this standard. The Company implemented the retroactive approach, without prior period restatement, as described in CICA Section 3870. Under this approach, the Company recorded a beginning accumulated deficit adjustment of $2.1 million that reflected the amount of stock-based compensation expense that would have been recorded had the Company utilized the fair value method of accounting for all stock-based payments from April 1, 2002 through March 31, 2004.

Pro forma information regarding net loss is required by CICA Section 3870 and has been determined as if the Company had accounted for its employee stock options under the fair value method during the three months ended June 30, 2003. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The pro forma results of operations for the three months ended June 30, 2003 are summarized below (in thousands, except per share data):

Three Months Ended June 30, 2003
Net loss	$(1,610)
Less: total stock-based employee compensation expense determined under the fair value method for all awards	(379)

Pro forma net loss	$(1,989)

Net loss per share:
Basic and diluted - as reported	$(0.03)

Basic and diluted - pro forma	$(0.03)

(b)    Amortization and Impairment of Goodwill

Canadian GAAP permits the classification of amortization and impairment of goodwill as non-operating expenses, whereas under U.S. GAAP, such charges must be included as components of operating expenses.

(c)    Marketable Securities

Under Canadian GAAP, unrealized losses on available-for-sale marketable securities are recorded in other expense in the statement of operations and unrealized gains are not recorded. Under U.S. GAAP, available-for-sale marketable securities are carried at fair market value and unrealized gains and losses on these securities are recorded in accumulated other comprehensive loss, a component of shareholders’ equity.

(d)    Reconciliation of Net Loss

The application of Canadian GAAP as described above had the following effects on the Company’s net loss (in thousands):

	Three months ended June 30,
	2003	2004
Net loss - as reported	$(1,763)	$(1,036)
Stock-based compensation	153	(275)

Net loss - Canadian GAAP	$(1,610)	$(1,311)

The application of Canadian GAAP, as described above, had the following effects on the consolidated financial statements as of June 30, 2004 and for the three months ended June 30, 2003 and 2004.

(e)    Canadian GAAP Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004				June 30, 2004
	U.S. GAAP (as reported)	Differences	Notes	Canadian GAAP	U.S. GAAP (as reported)	(unaudited)		Canadian GAAP
						Differences	Notes
Assets
Current assets:
Cash and cash equivalents	$19,399	-		$19,399	$18,699	-		$18,699
Accounts receivable	7,383	-		7,383	6,956	-		6,956
Other assets	1,286	-		1,286	1,207	-		1,207

Total current assets	28,068	-		28,068	26,862	-		26,862
Property and equipment, net	1,942	-		1,942	1,839	-		1,839
Intangible assets, net	111	-		111	97	-		97
Goodwill	4,269	(686)	(1)	3,583	4,269	(686)	(1)	3,583
Other assets	787	(123)	(2)	664	701	(90)	(2)	611

Total assets	$35,177	(809)		$34,368	$33,768	(776)		$32,992

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$926	-		$926	$1,129	-		$1,129
Accrued liabilities	4,078	-		4,078	3,764	-		3,764
Current portion of deferred revenue	6,877	-		6,877	6,148	-		6,148

Total current liabilities	11,881	-		11,881	11,041	-		11,041

Deferred revenue, excluding current portion	2,930	-		2,930	3,583	-		3,583
Other liabilities	42	-		42	27	-		27

Total liabilities	14,853	-		14,853	14,651	-		14,651

Shareholders’ equity:
Series A convertible preferred stock	11,160	-		11,160	11,160	-		11,160
Share capital	154,916	(93,034)	(1)	61,882	154,917	(87,320)	(1)	67,597
Employee benefit trust	(5)	5	(1)	-	(5)	5	(1)	-
Deferred compensation	(12)	12	(1)	-	(9)	(3,374)	(1)	(3,383)
Accumulated deficit	(145,475)	92,267	(1)	(53,208)	(146,511)	89,938	(1)	(56,573)
Accumulated other comprehensive loss	(260)	(59)	(2)	(319)	(435)	(25)	(2)	(460)

Total shareholders’ equity	20,324	(809)		19,515	19,117	(776)		18,341

Total liabilities and shareholders’ equity	$35,177	(809)		$34,368	$33,768	(776)		$32,992

(1)	See Note 7(a)
(2)	See Note 7(c)

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share data)

(unaudited)

	Three months ended June 30,
	2003				2004
	U.S. GAAP (as reported)	Differences	Notes	Canadian GAAP	U.S. GAAP (as reported)	Differences	Notes	Canadian GAAP
Revenues	$5,517	-		$5,517	$7,852	-		$7,852
Cost of revenues	796	-		796	834	-		834

Gross profit	4,721	-		4,721	7,018	-		7,018

Operating expenses:
Sales and marketing	3,563	-		3,563	4,004	-		4,004
Research and development	1,126	-		1,126	1,629	-		1,629
General and administrative	1,457	-		1,457	2,474	-		2,474
Stock-based compensation	153	(153)	(1)	-	3	275	(1)	278
Amortization of intangible assets	14	(14)	(2)	-	14	(14)	(2)	-

Total operating expenses	6,313	(167)		6,146	8,124	261		8,385

Operating loss	(1,592)	167		(1,425)	(1,106)	(261)		(1,367)
Interest (expense) income, net	(38)	-		(38)	29	-		29
Amortization of intangible assets	-	(14)	(2)	(14)	-	(14)	(2)	(14)
Foreign exchange (loss) gain, net	(5)	-		(5)	106	-		106

Loss before income taxes	(1,635)	153		(1,482)	(971)	(275)		(1,246)
Provision for income taxes	128	-		128	65	-		65

Net loss	$(1,763)	$153		$(1,610)	$(1,036)	$(275)		$(1,311)

Net loss per share–basic and diluted	$(0.03)	$-		$(0.03)	$(0.02)	$-		$(0.02)

Weighted-average common shares	58,621,216	-		58,621,216	64,523,199	-		64,523,199

(1)	See Note 7(a)
(2)	See Note 7(b)

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended June 30,
	2003			2004
	U.S. GAAP (as reported)	Differences	Canadian GAAP	U.S. GAAP (as reported)	Differences	Canadian GAAP
Cash flows from operating activities:
Net loss	$(1,763)	153	$(1,610)	$(1,036)	(275)	$(1,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	-	224	252	-	252
Stock-based compensation	153	(153)	-	3	275	278
Changes in assets and liabilities:
Accounts receivable, net	(380)	-	(380)	427	-	427
Other assets	(22)	-	(22)	130	-	130
Accounts payable	36	-	36	203	-	203
Accrued liabilities	(86)	-	(86)	(314)	-	(314)
Deferred revenue	1,034	-	1,034	(76)	-	(76)

Net cash used in operating activities	(804)	-	(804)	(411)	-	(411)

Cash flows from investing activities:
Capital expenditures	(178)	-	(178)	(146)	-	(146)

Net cash used in investing activities	(178)	-	(178)	(146)	-	(146)

Cash flows from financing activities:
Payments on capital lease obligations	(54)	-	(54)	(13)	-	(13)
Proceeds from exercise of stock options	-	-	-	1	-	1
Proceeds from exercise of warrants	11	-	11	-	-	-

Net cash used in financing activities	(43)	-	(43)	(12)	-	(12)

Effect of exchange rate changes on cash and cash equivalents	11	-	11	(131)	-	(131)

Net decrease in cash and cash equivalents	(1,014)	-	(1,014)	(700)	-	(700)

Cash and cash equivalents, beginning of period	5,045	-	5,045	19,399	-	19,399

Cash and cash equivalents, end of period	$4,031	-	$4,031	$18,699	-	$18,699

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled “Risk Factors” and elsewhere in this Quarterly Report.

Overview

We are a global provider of data protection software through our product, NetVault. We sell NetVault through our indirect global sales channel comprised primarily of storage-focused resellers, distributors and original equipment manufacturers, or OEMs. Our channel customers remarket and distribute our product to end-users consisting of small and medium-sized businesses and organizations, as well as large enterprises. Since our inception, we have significantly increased our revenues through a combination of factors, including enhancing the features of NetVault to address the needs of larger organizations, expanding our relationships with existing channel partners and obtaining new reseller and OEM customers. Although our revenues have increased substantially, we experienced continued net losses through the first quarter of fiscal 2005. As a result, as of June 30, 2004, we had an accumulated deficit of $146.5 million.

We have derived the majority of our historical revenues from licenses of our NetVault product and related maintenance contracts. We anticipate that NetVault will account for substantially all of our revenues for the foreseeable future.

We currently operate in three primary regions: North America; the Pacific Rim; and Europe, Middle East, and Africa, or EMEA. For the three months ended June 30, 2004, our North American, Pacific Rim and EMEA operations contributed 39%, 34% and 27% of our revenues, respectively, compared to 44%, 32% and 24% of our revenues, respectively, for the three months ended June 30, 2003. From a global perspective, we have focused on expanding our distribution channels and OEM relationships. Our significant OEM relationships are with NCR Teradata, Sony Electronics and Network Appliance. We anticipate that these relationships will continue to be material to our business for the foreseeable future. We also entered into an OEM arrangement with Snap Appliance. Although we have not generated significant revenues from this arrangement through June 30, 2004, we expect to generate license and maintenance sales from this contract in the foreseeable future. A significant component of our business strategy is to increase our OEM revenues by expanding our existing relationships and establishing new OEM relationships with hardware and software vendors.

We generate revenues primarily through a combination of software licenses and related maintenance contracts. We generally offer non-exclusive, perpetual software licenses through our channel partners and OEMs to end-users and do not offer term-based software licenses. Maintenance contracts generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year.

We license software under reseller agreements whereby they purchase a combination of software, post-contractual support and/or professional services (collectively “multiple element arrangements”). Post-contractual support includes rights to unspecified upgrades and enhancements, and telephone support. Professional services relate to implementation services and training. For each of these types of arrangements, we have established vendor specific objective evidence, or VSOE, of fair value for all elements in the multiple element arrangement, and thus, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. We determine VSOE of fair value of post-contractual support based on substantive renewal rates for the same term post-contractual support. Our resellers are not contractually permitted to return our product during the arrangement period, but occasionally we accept returns under certain circumstances. We account for potential returns from our resellers in accordance with Statement of Financial Accounting Standards, or SFAS, 48, Revenue Recognition When Right of Return Exists. We use historical returns experience with these customers to estimate potential returns and to establish the appropriate sales returns allowance.

We also license software under several OEM agreements, which are segregated into two categories for revenue recognition purposes. Certain OEM arrangements involve multiple elements where VSOE of fair value exists for all undelivered elements but VSOE of fair value does not exist for one or more delivered elements. Under these arrangements, revenue is recognized using the residual method, whereby the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming the price is fixed or determinable, delivery has occurred and collectibility is probable. Revenue allocated to post-contractual support is recognized ratably over the arrangement period, which is generally one year. One OEM customer has a specific right of return, whereby the customer is contractually permitted to return our product during the arrangement period. We account for potential returns from this customer in accordance with SFAS 48. We use historical returns experience with this customer to estimate potential returns and to establish the appropriate sales returns allowance.

We have also entered into multiple element arrangements with certain OEM customers under which, in addition to providing software licenses and maintenance services, we make a commitment to the customer to provide unspecified future software products. As VSOE of fair value cannot be determined for the unspecified future software products, all sales amounts procured under these arrangements are initially deferred and subsequently recognized ratably over the arrangement period. Revenue recognized under these arrangements is included under “Development software solutions” in Note 6 to the consolidated financial statements.

Portions of our Pacific Rim revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our product more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to, or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities.

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

Research and development expenses consist primarily of salary and related costs for our worldwide engineering staff. Our Poole, United Kingdom and San Diego, California offices include engineering personnel responsible for the development effort of NetVault and our application plug-in modules, or APMs, respectively. We expect to continue to devote substantial additional resources to research and development such that these expenses will increase in absolute dollars, but are expected to remain consistent as a percentage of revenues.

General and administrative expenses include salaries and benefits for our corporate personnel and other expenses, such as facilities costs and professional services. We expect general and administrative expenses to increase in the future on an absolute dollar basis, but to decrease as a percentage of revenues, reflecting growth in operations and other factors.

As part of the process of preparing our consolidated financial statements we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we do business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and accounting purposes. These temporary timing differences result in the establishment of deferred tax assets and liabilities, which are recorded on a net basis. We then assess on a periodic basis the probability that our net deferred tax assets will be recovered and, therefore realized from future taxable income and to the extent we believe that recovery is not probable, a valuation allowance is established to mitigate such risk resulting in an additional related provision for income taxes during the period.

The annual and interim period effective tax rate of 2005 is anticipated to be lower than the statutory rates as we realize certain tax benefits through the reduction of our net operating loss carryforwards.

Our provision for income taxes is comprised of two primary components: royalty withholding taxes; and federal, state, and foreign income taxes. Currently, BakBone, Inc., our U.S. operating subsidiary, and BakBone Ltd., our U.K. operating subsidiary, earn intercompany royalty revenues from BakBone KK, our Japanese operating subsidiary, for NetVault license sales procured by BakBone KK. For every royalty dollar earned by BakBone, Inc. and BakBone Ltd., 10% of the royalty amount must be withheld and remitted to the Japanese tax authority. The withholding tax is generally recorded in the same period as the NetVault license transaction that generates the tax. The United States and Japan recently ratified a treaty that, among other things, eliminated the 10% royalty withholding tax for transactions between U.S. and Japanese companies, effective July 1, 2004. We expect the elimination of the withholding tax to have positive impact on our results of operations and cash flows.

We also recognize a provision for income taxes that relates to income generated. Historically, we have accumulated losses from operations, but certain tax regulations in effect during fiscal 2004 in the state of California limited the usage of tax loss carry forwards to offset income earned. The state regulations limiting the Company’s usage of tax loss carry forwards expired, effective March 31, 2004. We expect that the expiration of these state regulations will have a positive impact on our future results of operations and the expiration of these state regulations will have a positive impact on our future results of operations and cash flows. Additionally, we expect to incur taxes due to our operating presence in certain state and foreign tax jurisdictions. We are also subject to alternative minimum tax (AMT) at the federal and state tax jurisdictional levels. AMT creates a tax credit that is available to offset regular federal income tax generated in the future, if any.

Conversion to U.S. GAAP

In connection with our past filings with securities regulators in Canada and the United States related to periods ended December 31, 2003 and earlier, we prepared and presented our financial data in accordance with accounting principles generally accepted in Canada (“Canadian GAAP”). The financial information presented in this Quarterly Report has been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and accordingly, the information in this Quarterly Report may differ in certain material respects from the information previously published. The differences between U.S. and Canadian GAAP are discussed in Note 17 to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K and in Note 7 to the consolidated financial statements of this Quarterly Report. To the extent required by securities regulations in Canada, we will publish reconciliations to Canadian GAAP in our future filings with regulatory authorities in Canada.

Internal Control Over Financial Reporting

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results may be misstated, we could fail to meet our public reporting obligations, our reputation may be harmed and investors may lose confidence in our reported financial results.

As a result of the items identified in Item 9A of our 2004 Annual Report on Form 10-K, BakBone’s Audit Committee authorized and directed management to implement actions to address the items identified and to enhance the reliability and effectiveness of our internal controls and disclosure controls and procedures. See “Item 4—Controls and Procedures.”

Application of Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, valuation allowance for deferred tax assets and valuation of goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have several accounting policies that are critical to understanding our historical and future performance which were discussed in our 2004 Annual Report on Form 10-K. These policies affect the reported amounts of revenue and other significant areas that involve management’s most difficult, subjective and complex judgments and estimates. During the three months ended June 30, 2004, we have not adopted any new accounting policies that are considered critical accounting policies.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2003 and 2004

Revenues

The following table summarizes consolidated revenues and their percentage changes over the same period of the prior year:

	Three months ended June 30,
	2003	2004
	(in thousands)
Consolidated revenues	$5,517	$7,852
Increase over same period of prior year		42%

Licensing revenues	$4,496	$5,507
Increase over same period of prior year		22%

Service revenues	$1,008	$2,040
Increase over same period of prior year		102%

Development software solutions revenues	$13	$305

Consolidated revenues increased for the three months ended June 30, 2004 primarily due to growth in both licensing and services revenues from our relationships with existing resellers and through the establishment of new reseller relationships. Furthermore, we continued the expansion of our business in multiple countries, primarily within the Pacific Rim and EMEA regions, which led to licensing revenues growth. We also continued to generate significant OEM licensing revenues through NCR Teradata.

Licensing revenues. The following table summarizes licensing revenues by geographic region and their percentage changes over the same period of the prior year:

	Three months ended June 30,
	2003	2004
	(in thousands)
North America	$1,853	$1,704
(Decrease) over same period of prior year		(8)%

Pacific Rim	$1,522	$2,212
Increase over same period of prior year		45%

EMEA	$1,121	$1,591
Increase over same period of prior year		42%

The decline in licensing revenues in North America was driven by the OEM channel. This decline in OEM licensing revenues, a result of decreased sales through NCR Teradata, was experienced in North America only, as both the Pacific Rim and EMEA produced OEM licensing revenues growth. Licensing revenues growth in the reseller channel partially offset the decline in the OEM channel.

The Pacific Rim grew licensing revenues through both the reseller and OEM sales channels. During the three months ended June 30, 2004, prior periods’ expansion efforts into China, Korea and Malaysia, combined with licensing revenues growth in Japan, contributed to the increase in licensing revenues. The growth in OEM licensing revenues was driven by increased license sales through NCR Teradata, which comprised a majority of the Pacific Rim’s OEM licensing revenues during the three months ended June 30, 2003 and 2004.

EMEA experienced a significant increase in licensing revenues from the reseller channel. Increased sales to existing resellers, supplemented by sales to new resellers, helped to drive licensing revenues higher. OEM licensing revenue growth, albeit slight, was due to the strength of our worldwide relationship with NCR Teradata, which accounted for all of EMEA’s OEM licensing revenues during the three months ended June 30, 2004.

Service revenues. The following table summarizes service revenues by geographic region and their percentage changes over the same period of the prior year:

	Three months ended June 30,
	2003	2004
	(in thousands)
North America	$557	$1,128
Increase over same period of prior year		103%

Pacific Rim	$236	$429
Increase over same period of prior year		82%

EMEA	$215	$483
Increase over same period of prior year		125%

The worldwide growth in service revenues is directly related to increased licensing revenues from sales to new customers and to maintenance contract renewals from existing customers. We expect service revenues to increase for the foreseeable future as we continue to dedicate internal resources to the procurement of maintenance contracts and related contract renewals.

Development Software Solutions revenues. During fiscal 2003 and 2004, we entered into OEM arrangements, under which, we committed to provide unspecified additional software products to the OEM partners, Sony Electronics and Network Appliance, during the respective arrangement periods. As such, revenue from the arrangements is recognized ratably over the applicable arrangement period. Through June 30, 2004, we had billed and collected $5.8 million under these arrangements, $5.5 million of which was classified as deferred revenue as of June 30, 2004. We expect revenue recognized under these arrangements to increase period over period for the foreseeable near future.

Cost of revenues

Cost of revenues for the three months ended June 30, 2004 totaled $834,000 with a gross margin of 89% compared to $796,000 with a gross margin of 86% for the three months ended June 30, 2003. The increase in cost of revenues was due to increased product costs associated with the overall increase in sales volume and additions in customer support headcount.

Sales and marketing expenses

Sales and marketing expenses increased $441,000, or 12%, to $4.0 million for the three months ended June 30, 2004, from $3.6 million for the three months ended June 30, 2003. The increase was attributable primarily to increases in headcount, performance-based compensation and travel-related activities. The increase in performance-based payments was a direct function of revenue and headcount growth, whereas the increase in travel-related activities related primarily to the increase in headcount. Partially offsetting these increases was a decrease in marketing and trade show activities.

Research and development expenses

Research and development expenses increased $503,000, or 45%, to $1.6 million for the three months ended June 30, 2004, from $1.1 million for the three months ended June 30, 2003. The increase in research and development expenses was driven primarily by increases in headcount and in intellectual property-related legal costs. During the three months ended June 30, 2004, we incurred significant legal expenses in connection with the protection of our intellectual property and the preparation and filing of various patents. We expect that research and development expenses will continue to increase in fiscal 2005 due to planned headcount increases.

General and administrative expenses

General and administrative expenses increased $1,017,000 or 70%, to $2.5 million for the three months ended June 30, 2004, from $1.5 million for the three months ended June 30, 2003. The increase in general and administrative expenses was due to increased professional services, payroll, insurance, and travel costs. Most notably, during the three months ended June 30, 2004, we expensed $479,000 in previously capitalized professional services fees associated with legal and accounting services surrounding an anticipated public offering of Common shares. The decision to suspend this process and the subsequent decision to abandon this process were made during the first quarter of fiscal 2005, and thus, the related costs were expensed during the period. Furthermore, we incurred additional professional services costs of $295,000 in connection with the fiscal 2004 audit. A majority of this increase related to nonrecurring costs surrounding the transition to U.S. GAAP and the restatement of prior period financial statements. We have also incurred additional insurance costs related to the general increase in insurance premiums.

Stock-based compensation

Stock-based compensation decreased $150,000 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, primarily due to the timing of deferred stock-based compensation amortization. In general, our stock-based compensation charges are recorded over the vesting period of the underlying equity instruments. A majority of the deferred stock-based compensation charges recorded in prior periods had been fully amortized as of March 31, 2004, thus resulting in a lesser charge incurred during the three months ended June 30, 2004.

Amortization of intangible assets

In connection with our acquisition of BakBone KK, our Japanese subsidiary, in March 2002, we recorded $221,000 in separately identifiable intangible assets. These intangible assets are amortized over their estimated useful life of four years. We recorded $14,000 in amortization expense during each of the three months ended June 30, 2003 and 2004.

Provision for income taxes

Our effective income tax rate for the quarter ended June 30, 2003 was zero compared to 7% for the quarter ended June 30, 2004. The effective tax rate for the quarter ended June 30, 2004 is lower than federal and state statutory rates primarily because of the realization of certain tax benefits through the anticipated usage of our net operating loss carryforwards.

During the three months ended June 30, 2003 and 2004, we recorded provisions for income taxes of $128,000 and $65,000, respectively. During the three months ended June 30, 2003 and 2004, certain transactions between our foreign subsidiaries triggered tax liabilities of $76,000 and $132,000, respectively, in certain jurisdictions in which we do business. Furthermore, we recorded a provision for income taxes of $52,000 during the three months ended June 30, 2003 due to a certain state tax regulation in existence during fiscal 2004 that limited the usage of tax loss carry forwards to offset income earned. During the three months ended June 30, 2004, we recorded a tax benefit of $67,000 resulting from the application of our effective income tax rate to the pre-tax loss generated during the three months ended June 30, 2004. We expect this benefit to reverse during future reporting periods within fiscal 2005. As we expand our business worldwide, we may become subject to additional tax liabilities in new tax jurisdictions.

Liquidity and Capital Resources

We have financed our operations primarily through private placements and public offerings of equity instruments in the Provinces of British Columbia, Alberta and Ontario, Canada, and through a private placement of Series A convertible preferred shares in the United States. We have also financed our operations through issuances of common shares upon exercise of warrants and stock options and by generating cash from operations.

We derive cash from operations primarily from cash collected on sales of software licenses and software maintenance contracts. Net cash used in operating activities was $804,000 and $411,000 during the three months ended June 30, 2003 and 2004, respectively. Although net loss decreased significantly from the three months ended June 30, 2003 to the three months ended June 30, 2004, cash expenditures relating to the anticipated public offering, year-end audit, and other general operating activities contributed to an operating cash deficit during the three months ended June 30, 2004.

Net cash used in investing activities was $178,000 and $146,000 for the three months ended June 30, 2003 and 2004, respectively, which consisted entirely of expenditures on capital equipment.

Financing activities were insignificant during the three months ended June 30, 2003 and 2004. Net cash used in financing activities during the three months ended June 30, 2003 consisted of payments on capital lease obligations and proceeds from the exercise of warrants. Net cash used in financing activities during the three months ended June 30, 2004 consisted of payments on capital lease obligations and proceeds from the exercise of stock options.

Currently we have no material cash commitments other than our normal recurring trade payables, expense accruals and operating and capital leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, we expect to expend $854,000 on capital expenditures for the remainder of fiscal 2005. We anticipate continued growth of our business in existing territories and expansion of our business operations into new territories, as well as headcount additions in both the sales, and research and development functions in fiscal 2005.

We believe that our cash and cash equivalents balances will be sufficient to satisfy our cash requirements for at least the next twelve months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations. We are focused on preserving cash and improving our overall liquidity position by growing revenues, managing our accounts receivable, and continuously monitoring expenses.

At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report.

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

RISK FACTORS

You should consider each of the following factors, as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common shares could decline. You should also refer to the other information set forth in this Quarterly Report, including our financial statements and the related notes.

We have incurred substantial net losses since inception and we may not be able to maintain profitability.

We have incurred operating and net losses since inception of our operations in March 2000. Our net losses were $1.8 million and $1.0 million for the first fiscal quarters ended June 30, 2003 and 2004, respectively. As of June 30, 2004, our accumulated deficit was $146.5 million. We cannot assure you that we will be able to achieve or maintain positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, financial condition and results of operations.

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

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of customers. During the three months ended June 30, 2003 and 2004, one of our OEM customers, NCR Teradata, accounted for 17% and 12%, respectively, of our revenues. If any of our largest customers were to reduce purchases from us, our business would be adversely affected. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues.

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

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States. As of June 30, 2004, we had 52 employees in EMEA and 42 employees in the Pacific Rim out of 179 total employees. Our foreign operations and revenues are subject to a number of risks, including:

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

Portions of our Pacific Rim revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our product more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to, or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities.

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

Our future growth and success depends on the continued contributions of our senior management as well as our ability to hire and retain other key engineering, sales and marketing and operations personnel as needed. If we are unable to hire and retain qualified employees, our business and operating results may be adversely affected. We need to hire and retain qualified personnel to support the planned expansion of our business and to meet the anticipated increase in customer demand for our product and services. All of our employees are free to terminate their employment with us at any time, and we have employment agreements with only several members of management. Competition for people with the skills we require is intense, particularly in the San Diego area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. As a result, we expect to continue to experience increases in compensation costs. We cannot assure you that we will be successful in hiring or retaining new personnel.

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

We may in the future be subject to class actions, other securities litigation or other proceedings or actions arising in relation to the restatement of our prior period financial statements. In connection with the announcement of the restatements, we notified the appropriate regulatory authorities, including the SEC, the Ontario Securities Commission and the Toronto Stock Exchange, of our intent to restate previously reported results.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Our independent auditors have identified material weaknesses in our internal controls that, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

As a result of the items identified in Item 9A of our 2004 Annual Report on Form 10-K, BakBone’s Audit Committee authorized and directed management to implement actions to address the items identified and to enhance the reliability and effectiveness of our internal controls and disclosure controls and procedures. We have implemented, and continue to implement, actions to address these matters and to enhance the reliability and effectiveness of our internal controls and operations. However, we cannot assure you that the measures we have taken to date or any future measures will remediate the conditions reported by our independent accountants or that we will implement and maintain adequate controls over our financial processes and reporting in the future. Our independent auditors have not evaluated the measures we have taken or plan to take to address the conditions described above. In addition, we cannot assure you that additional reportable conditions in our internal controls will not be discovered in the future.

Any failure to remediate the conditions reported by our independent auditors or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock. Moreover, we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.    Controls and Procedures

As a result of the items identified in Item 9A of our 2004 Annual Report on Form 10-K, BakBone’s Audit Committee authorized and directed management to implement actions to address the items identified and to enhance the reliability and effectiveness of our internal controls and disclosure controls and procedures.

To address the area of revenue recognition for certain customer contracts, we have refined our formal revenue contract review process to include analysis of all contracts to identify provisions that impact software revenue recognition under AICPA Statement of Position 97-2, Software Revenue Recognition. This analysis, while previously employed, has been improved by enhanced documentation and analysis by experienced accounting personnel who are experienced in software revenue recognition. Management believes this improvement has corrected the condition noted by our independent auditors.

To address issues surrounding how we account for foreign and domestic income taxes, we hired an experienced Corporate Tax Manager who has a thorough understanding of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, international tax, state tax, value added tax, and other tax matters that pertain to our business. The Corporate Tax Manager will assume primary responsibility for preparing our income tax provision in accordance with GAAP. Further, BakBone’s Audit Committee directed management to perform certain work in the area of foreign and domestic tax, and to engage KPMG LLP to perform certain tax consultation services in these areas.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a—15(e) promulgated under the Securities Exchange Act of 1934, as amended. In conducting this evaluation, our principal executive officer and principal financial officer considered the status of the corrective measures undertaken with respect to accounting for income taxes. Based upon this evaluation, management concluded that our disclosure controls and procedures may not have been effective with respect to accounting for income taxes. Subject to the foregoing exception, based upon the principal executive and principal financial officers’ evaluation of our disclosure controls and procedures, it was concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Other than as summarized above, there have been no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On May 17, 2004, the Company held a special meeting of shareholders, whereby the shareholders (i) authorized the Board of Directors (the “Board”) to effect, at the Board’s discretion and for a period of up to one year, a reverse stock split at a ratio not to exceed one common share for each five common shares outstanding; and (ii) ratified an amendment to the Company’s Bylaws to increase the quorum requirement from five percent (5%) of the shares entitled to vote at a meeting to thirty-three and one-third percent (33 1/3%) of the shares entitled to vote at a meeting. The vote on such matters was as follows:

1.	Authorize the Board to effect at its discretion and for a period of up to one year, a reverse stock split at a ratio not to exceed one common share for each five common shares outstanding

For	47,402.453
Against	1,503,169
Abstaining	33,620,986

2.	Ratify an amendment to the Company’s Bylaws to increase the quorum requirement from five percent (5%) of the shares entitled to vote at a meeting to thirty-three and one-third percent (33 1/3%) of the shares entitled to vote at a meeting

For	32,884,245
Against	852,332
Abstaining	48,790,031

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

31.1	Certification of Chief Executive Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

During the fiscal quarter for which this report is filed, we filed the following reports on Form 8-K:

(i	)	Form 8-K filed May 20, 2004, Item 12, Results of Operations and Financial Condition.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKBONE SOFTWARE INCORPORATED

By:	/s/ Keith Rickard
Keith Rickard President and Chief Executive Officer

Date: August 16, 2004