Form 10-K
period 2006-03-31
BAKBONE SOFTWARE INC
filed 2008-08-06
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

000-12230

(Commission file number)

BAKBONE SOFTWARE INCORPORATED

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9540 Towne Centre Drive, Suite 100
San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 450-9009

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of September 30, 2005 was approximately $118,825,000. Common shares held by executive officers, directors and shareholders whose ownership exceeds 5% of the common shares outstanding as of September 30, 2005 have been excluded in that such persons may be deemed to be affiliates. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

Number of common shares, no par value, outstanding as of July 18, 2008 was 64,632,793.

Documents Incorporated By Reference: None

BAKBONE SOFTWARE INCORPORATED

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This annual report (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The statements contained in this annual report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this annual report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this annual report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report. Readers are urged to carefully review and consider the various disclosures made in this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

In this annual report, “BakBone,” “Company,” “we,” “our,” and “us” refer to BakBone Software Incorporated and its subsidiaries, unless the context requires otherwise.

EXPLANATORY NOTE

The filing of this annual report on Form 10-K for the year ended March 31, 2006 was delayed to permit us to restate our consolidated financial statements as of and for the year ended March 31, 2004, to restate our condensed financial information as of and for the period ended June 30, 2004, and to report on our consolidated financial statements as of and for the years ended March 31, 2005 and 2006 and condensed financial information for the second, third and fourth quarters of our fiscal year ended March 31, 2005 and each of the quarters of our fiscal year ended March 31, 2006.

Unless otherwise noted, all of the information in this annual report on Form 10-K is as of March 31, 2006. The financial statements in this annual report do not reflect any subsequent events that occurred after March 31, 2006, other than those items disclosed in Note 15, “Subsequent Events”, to our consolidated financial statements. We have not amended and do not intend to amend any of our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatements. Such previous filings should not be relied upon and are superseded in their entirety by this annual report.

With respect to this annual report, we have included the following:

•	Audited annual financial statements for fiscal years 2004 (restated), 2005 and 2006.

•	Unaudited restated condensed financial information for the quarter ended June 30, 2004.

•	Unaudited condensed financial information for the second, third, and fourth quarters of fiscal year 2005 and each quarter of fiscal year 2006.

•	Selected financial data for each of the years in the five-year period ended March 31, 2006, restated as necessary with columns labeled “restated”.

•

Disclosure comparing previously filed financial information to the restated financial information, and discussing each material type of error, within and for the periods presented in the financial statements (audited) and for the fiscal quarter ended June 30, 2004 (unaudited).

•	Audited financial statement footnote disclosure of the nature and amount of each material type of error that is included in the cumulative adjustment to opening accumulated deficit.

•	Management’s discussion and analysis of our financial condition and operating results for fiscal 2006 and for fiscal 2005, based on restated financial information for fiscal 2004.

•	Management’s discussion and analysis of our operating results for each of the three interim periods in fiscal year 2006.

•	All material information that would have been available and disclosed in our delinquent fiscal 2005 and 2006 periodic reports had they been filed timely.

•	With respect to Item 9A of the Form 10-K, a description of identified material weaknesses in internal control over financial reporting, as of the end of fiscal 2005 and 2006.

We intend to commence work on the periodic reports related to periods subsequent to March 31, 2006 immediately after filing this annual report on Form 10-K for the year ended March 31, 2006.

Restatement

Special committee investigation

In December 2004, we determined that our consolidated financial statements for fiscal 2004 required restatement because they contained an error in the calculation of a non-cash beneficial conversion feature recorded in connection with the issuance of the Company’s Series A Convertible Preferred Stock in July 2003. In addition, we determined that our consolidated financial statements as of and for the period ended June 30, 2004 required restatement related to an error in the revenue recognized during that period on a contract with a single original equipment manufacturer (“OEM”). From January 2005 through May 2006, we performed an extensive review of our revenue-related business processes in connection with the restatement, and in April 2006, our board of directors determined that an independent investigation should be directed by a special committee of the board of directors with respect to our historical business practices surrounding revenue recognition. The special committee engaged independent advisers in connection with this review. In September 2006, the independent advisers reported to the special committee that certain of our business practices had permitted improper recognition of revenue in previous periods. The business practices that resulted in improper revenue recognition included the following: (i) inappropriate use of the separate element method as we allowed customers to exchange products at an unforeseeable future date; (ii) allowing customers to return products in our overseas regions and not recording a sales returns reserve related to these sales; (iii) recording revenue on sales transactions prior to obtaining required sales documentation; and (iv) selling products to certain resellers as inventory and recognizing revenue on these sales prior to the products being sold to end users. The board of directors concluded that they were satisfied with the scope, procedures performed, and related findings in the report.

As a result of the findings, the board of directors and management instituted a variety of remedial activities, including but not limited to, terminating various executives and non-executives, implementing organizational changes, changing accounting policies and procedures, and restating prior period financial statements.

Internal stock option granting practice review

From June 2006 through November 2006, we performed a review of our stock option granting practices, including a review of the existence of contemporaneous records supporting the recorded grant dates of issued stock options. Based upon this review, we did not identify evidence of any intentional actions by our personnel related to improper determination of grant dates. However, we did identify certain instances where stock option grants were not accounted for in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). These instances included not recording any stock based compensation expense related to (i) a stock option re-grant program for the board of directors and chief executive officer; and (ii) stock option grants issued with contingent terms. As a result, we are restating prior period financial statements to reflect the appropriate accounting.

Impact on our periodic filings

As a result of the special committee investigation, internal stock-option granting practice review and the lengthy process required to restate certain prior period financial statements, we have not filed a Form 10-K for the fiscal year ended March 31, 2005 or any subsequent annual or quarterly filings. However, we continued to file current reports on Form 8-K related to announcements of certain quarterly financial and other information during fiscal 2005, 2006, 2007 and 2008.

The consolidated financial statements for fiscal 2004 (restated) included in this annual report include adjustments to accumulated deficit as of March 31, 2003 related to the effects of errors on years prior to fiscal 2004. The periodic reports covering periods prior to fiscal 2004 will not be amended. Instead, any material adjustments for these periods are recorded as an adjustment to accumulated deficit as of March 31, 2003 in the consolidated financial statements. In addition, we do not intend to file any quarterly or annual reports for periods prior to the year ended March 31, 2006. As a result, we will not be eligible to use Form S-3 or to take advantage of certain rules regarding incorporation by reference until we have timely filed all required reports with the SEC for at least 12 months. In addition, we will not be eligible to use Form S-8 until we are current with respect to our required SEC filings. We cannot provide any assurances regarding when we will make such timely filings in the future, if at all.

Effects of restatement

The effects of the restatement on our previously reported consolidated statements of operations for the year ended March 31, 2004 and for the three months ended June 30, 2004 are presented below. The revenue-related restatement adjustments in these periods primarily resulted in previously recognized revenue being deferred and recognized ratably over subsequent periods. We also made certain non-revenue-related adjustments to our expenses and other accounts related primarily to a beneficial conversion feature on preferred stock, income taxes, stock-based compensation, and foreign exchange gains and losses. Finally, we made certain adjustments to our pro forma stock-based compensation expense for the year ended March 31, 2004, as disclosed in Note 1, “Organization and Significant Accounting Policies”, to our consolidated financial statements contained in this Form 10-K.

For fiscal 2004, the effect of the adjustments on our consolidated statement of operations was a decrease in revenues of $14.9 million, an increase in operating expenses of $0.5 million, a decrease in other expense of $0.3 million, a decrease in provision for income taxes of $0.3 million, an increase in the beneficial conversion feature on preferred stock of $6.4 million, and an increase in net loss attributable to common shareholders of $21.2 million, or $0.35 per share. For the three months ended June 30, 2004, the effect of the adjustments was a decrease in revenue of $3.2 million, an increase in operating expenses of $0.1 million, a decrease in other income of $0.1 million, an increase in provision for income taxes of $0.1 million, and an increase in net loss of $3.5 million, or $0.05 per share.

The nature and extent of the restatement adjustments for the year ended March 31, 2004 and the three months ended June 30, 2004 are presented in summary below (in thousands, except per share data).

	For the Year Ended March 31, 2004			For the Three Months Ended June 30, 2004
	(restated)			(restated) (unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues	$27,107	$(14,856)	$12,251	$7,852	$(3,187)	$4,665
Operating expenses, including cost of revenue and operating expenses	28,945	529	29,474	8,958	68	9,026

Operating loss	(1,838)	(15,385)	(17,223)	(1,106)	(3,255)	(4,361)
Other (expense) income	(160)	278	118	135	(147)	(12)
Provision for income taxes	951	(309)	642	65	68	133

Net loss	(2,949)	(14,798)	(17,747)	(1,036)	(3,470)	(4,506)
Beneficial conversion feature on preferred stock	(7,221)	(6,419)	(13,640)	—	—	—

Net loss attributable to common shareholders	$(10,170)	$(21,217)	$(31,387)	$(1,036)	$(3,470)	$(4,506)

Net loss per share—basic and diluted	$(0.17)	$(0.35)	$(0.52)	$(0.02)	$(0.05)	$(0.07)

For additional details regarding the restatement, refer to Note 14, “Restatement”, to our consolidated financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in this annual report.

PART I

Item 1.	BUSINESS

Overview

We deliver complexity-reducing data protection and availability technologies for multi-platform enterprise environments. These include award-winning Linux solutions, application-focused solutions to protect the Windows environment, and field proven products for Sun Solaris. Our solutions provide comprehensive protection for the applications that drive the business computing environment such as Microsoft SQL Server, Oracle, Microsoft Exchange, MySQL, Lotus Notes and others. Our innovative Integrated Data Protection (“IDP”) strategy combines a portfolio of backup, disaster recovery, replication and storage reporting solutions for Linux, UNIX, Windows and MAC OS X into an integrated approach to simplify the management of multi-platform environments.

We primarily market and sell our NetVault product portfolio through multiple global sales channels comprised of storage-focused resellers, distributors and OEM, who we believe are focused on small- to medium-sized enterprises. We have developed OEM relationships with companies such as NCR Teradata, Network Appliance and Sun Microsystems, each of which has integrated NetVault into certain product offerings or offer NetVault in conjunction with their own solutions. Our global sales teams engage in the selling of solutions to end user customers and provide them with multiple channels to most efficiently facilitate the purchase of the required data protection solution. Our end users consist of domestic and international businesses and organizations of all sizes and across numerous industries, as well as foreign and domestic government agencies and educational institutions. Many of our end users, as well as our resellers and distributors, provide references that help generate sales opportunities and ultimately shortened sales cycles.

We believe the data protection and recovery market is large and growing, and that our software is particularly appealing to businesses in the small- and mid-sized enterprise information technology market. Growth of this market, driven by the exponential expansion of data, will be augmented by the following factors:

•	the rapid growth of digital content created by Internet Service Providers (“ISP”) including streaming videos, music, documents and other web-based content;

•	the creation of new format and delivery mechanisms in the media and entertainment industries;

•	the convergence of data, voice and video in the telecommunications and cable industries in an effort to rapidly expand their infrastructures to provide additional services to their customer base;

•	the dependence on the availability and security of online systems and associated data such as that used by the financial services industries;

•

the increase of data created by government and industry regulations, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Sarbanes-Oxley, as well as systems such as Electronic Data Interchange (“EDI”), Electronic Medical Records (“EMR”) and Picture Archive Communication Systems (“PACS”);

•

the development of new manufacturing, testing and simulation technologies used to enhance manufacturing processes and create continuous data that must have availability, protection and retention policies around its management; and

•

the advent of systems-driven exploration and development technologies to find new reserves and to extract more from existing reserves creating efficiencies of operations and large amounts of business-critical data.

Organization

We are currently incorporated under the federal jurisdiction of Canada. We originally engaged in mineral exploration activities, but those activities ceased during 1999, leaving the Company as a public shell corporation traded on the Toronto Stock Exchange. In March of 2000, we changed our name from Net Resources, Inc. to BakBone Software Incorporated and began a series of transactions resulting in our corporate structure. We operate in three primary regions: North America; Asia-Pacific; and Europe, Middle East and Africa, or EMEA, through our three respective wholly-owned subsidiaries: BakBone Software, Inc.; BakBone Software KK; and BakBone Software Ltd.

Our common shares are traded in the over-the-counter market on the “Pink Sheets” in the United States under the symbol “BKBO.PK” Our common shares were previously listed on the Toronto Stock Exchange (“TSX”) under the symbol “BKB”; however our shares have not traded on the TSX since December 2004, when the Alberta, Ontario and British Columbia securities commissions issued cease trade orders. Our common shares were subsequently delisted from the TSX in May 2006. We operate and report using a fiscal year ending March 31. Our corporate headquarters are located at 9540 Towne Centre Drive, Suite 100, San Diego, CA, 92121, and our telephone number is 858-450-9009.

Our Corporate Strategy

Our goals are to (i) develop and deliver innovative data protection and availability technologies for multi-platform enterprise environments at attractive price points; (ii) provide end users with a lower total overall cost of ownership; and (iii) give our customers a better overall rate of return on their investment.

We are committed to protecting and ensuring the availability of critical data for our customers worldwide by developing and expanding our data protection technologies to deliver scalable solutions to OEMs, resellers and end users that address the complex demands of diverse IT environments. Thus, the following key goals are critical to our corporate strategy:

•

Develop scalable mission-critical data protection technologies – We plan to gain market share by being first-to-market in addressing industry-driven needs for focused and innovative data protection technologies for small to mid-sized enterprises.

•

Define new markets and expand current customer base – By using our integrated solution for driving the consolidation of data protection, we plan to grow the presence of IDP, as well as NetVault: Replicator and NetVault: Backup in new markets, as well as cross-sell into our existing customer base.

•

Expand global distribution channels – By expanding our global distribution network, we can leverage our existing customer base, as well as move into expanded markets with our NetVault product portfolio and IDP solutions.

•

Scale globally – We believe the markets in all three regions in which we currently do business have significant growth potential. We plan to extend our global reach through the expansion of our indirect sales channel and through strategic complimentary partnerships.

•

Continue to refine our IDP product strategy – Our strategic product initiative, Integrated Data Protection, or IDP, will focus on a broader product portfolio to manage data protection environments holistically while reducing the associated administrative and operation costs. As IDP evolves, future technology enhancements will include email management and archiving and continuous data protection (“CDP”), markets, among others, and provide solutions that are integrated into the IDP solution set over time.

•

Own the Linux platform – We believe that being first to market with Linux Application Plug-in Modules (“APM”) and Network Data Management Protocol (“NDMP”) support, and first to deliver new NetVault: Backup and NetVault: Replicator features on Linux will assure our leadership position in the Linux market.

•	Increase focus on Windows and Linux – By pursuing opportunities in our technology areas of strength, we leverage key strategic partnerships and expanded market opportunities.

Our Linux Strength

Open source technologies continue to gain momentum as a viable backbone for core computing requirements, resulting in increased popularity for Linux worldwide. In 2006, Linux recorded a surge in enterprise deployments as well as broad-based validations from industry heavyweights, including Oracle, Microsoft and IBM. Oracle projects that more than 50% of its customers will be using Linux by 2010 or sooner. Microsoft and Novell joined forces in November 2006 to unite open source and proprietary source software. IBM announced it has over 15,000 customers with Linux deployed in their IT environment.

According to Gartner Group’s forecast for total storage management software by platform, Linux shows the strongest potential, with a 35.2% Compound Annual Growth Rate (“CAGR”) through the balance of the decade. As the fastest growing operating system and storage management software opportunity in the market today, Linux continues to gain substantial traction in companies of all types and sizes, from mid-range organizations to large-scale enterprises running mission-critical applications. Linux is projected to be deployed in nearly 50% of all enterprise data centers to support mission-critical applications by 2011. In 2007, IDC predicts the market share based on unit sales of Linux servers will have risen from 24 to 33%. In addition, a Forrester Research survey revealed 52% of businesses are replacing Windows servers with Linux. Finally, with a projected CAGR of 28% through the year 2010, Linux deployed databases will account for over 18% of annual database shipments.

We have a history of providing innovative solutions for Linux environments, including being the first major backup provider to offer online backup agents for MySQL and PostgreSQL databases. We were also the first company to provide Linux users with byte-level file replication that enables real-time data protection capabilities. With many analyst projections pointing to increasingly more corporate data centers transitioning to multi-OS shops, our modularly-designed solutions are architected to provide consistent capabilities with a single user interface across these multi-platform computing environments. This greatly reduces the initial deployment, training and ongoing operational costs, as well as the overall cost of ownership, thus giving our end users the best overall rate of return for their investment.

We have rich technical experience in working with different Linux distributors and we partner with some of the major leaders in the Linux market, including Red Hat, MySQL and Novell. We will continue to drive innovation to provide differentiated solutions that meet the demands of the Linux and multiple-platform computing environments. When coupled with our IDP strategy, we expect to provide a cost effective, enterprise-ready solution for these environments.

Our Enterprise System Focus

The proliferation of computing platforms and their associated applications has driven the expansion of multi-platform computing environments. These environments are designed to leverage the specific, best-of-breed capabilities of a platform. For example, a single company might select Windows to host its messaging systems, such as email, Solaris for its database environment, a distribution of Linux for its web server infrastructure, and Mac OSX for its imaging applications. The combination of multiple computing environments and multiple applications running on each creates further challenges to providing holistic data protection that can be centrally managed across the entire enterprise.

We believe that our products are best suited to users of multi-platform computing environments to provide comprehensive, reliable, and cost-effective data protection and availability. Our strengths in these environments include:

•

Object-oriented architecture. Object-oriented architecture allows users to deploy solutions across different operating system environments in a consistent fashion, reducing deployment and training costs and providing a lower total cost of ownership for our users by minimizing the number of independent systems to be managed.

•

Flexible, cost-effective deployment options. Our solutions are designed to be hosted on Linux, Windows, Solaris and Mac OS X servers, or on any combination as a single system. We also provide SmartClient technology that expands these systems to more completely, efficiently and reliably protect other enterprise computing platforms, such as HP-UX and AIX.

•

Extensive support for application environments. Our solutions provide extensive support for the applications that drive business operations and data growth. This includes support for messaging systems, such as Microsoft Exchange and Lotus Dominos and Notes, extensive database support, including Oracle, Microsoft SQL Server, MySQL, Informix, PostgreSQL and DB2, and select enterprise applications.

•

Strong NDMP and NAS heritage. While the proliferation of storage devices has allowed companies more options for storage devices, it has further increased the challenges in providing a consistent data protection system or strategy for the IT environment. We co-chaired the NDMP standards committee with Network Appliance and have leveraged this expertise to provide a broad range of data protection and management capabilities to the Network Attached Storage (“NAS”) environment.

Integrated Data Protection

In October 2005, we announced a strategic product initiative called Integrated Data Protection, or IDP. The focus of IDP is to build a broader product portfolio upon a common technology foundation, enabling organizations to (i) centrally manage and control access, availability and recoverability of data, and (ii) more effectively meet business, operational and financial objectives. Using IDP, organizations will be able to manage data protection environments holistically while reducing the associated administrative and operational costs.

The foundation of IDP is a set of common technologies that enable our portfolio of data protection offerings to integrate with each other and allow for centralized management. Unlike competitive offerings that often consist of separate products lacking integration and coordination and requiring manual administration for each product, IDP gives a holistic view into data protection operations. The common foundation technologies will allow different data protection applications to share and leverage common infrastructure to perform reporting, job management, media management, device management, indexing, auditing, scheduling, common transport, common GUI and common web server.

IDP will include our NetVault: Backup, backup and recovery software; NetVault: Replicator, replication software; and NetVault: Report Manager, storage resource management software, as the three main IDP product offerings. As IDP evolves, future technologies will include email management and archiving and continuous data protection, or CDP, markets, among others, and provide solutions that are integrated into the IDP solution set over time.

Built on common foundation technologies, the IDP Management Console is a key component of the IDP strategy that we intend to develop and bring to market. This single console will provide customers the ability to automate the management of their data protection technologies. This approach will allow storage administrators to easily and cost-effectively achieve high data availability, set schedules, manage policies, as well as control and report on their storage environment, all from a single point of control.

Our Products

The NetVault product portfolio is comprised of three product families that help deliver holistic data protection capabilities. The products that comprise each of these product families are defined below. Prior to November 2005, the vast majority of our software revenues were derived from our NetVault: Backup product. In November 2005, we added the NetVault: Replicator product through the acquisition of Constant Data, Inc. (“CDI”) and NetVault: Report Manager through a strategic investment in and partnership with Otium Software Limited (“Otium”). We believe our future success will depend on our abilities to continue to enhance our current product offerings and to develop and introduce new products and offerings within our IDP strategy that keep pace with competitive and technological advances.

Net Vault Backup Family

NetVault®: Backup. For data protection, disaster recovery and business continuity, the NetVault: Backup product line provides enterprise-class data protection for complex heterogeneous IT environments, regardless of size. NetVault: Backup’s flexible, modular architecture delivers proven reliability and high-performance, with a multitude of features designed to meet current and future data protection needs. This unique flexibility reduces deployment costs and total cost of ownership, by enabling customers to implement a NetVault: Backup solution that matches their current system and network resources. The NetVault: Backup optional components include NetVault: Backup Application Plugin Modules, NetVault: Backup Shared Virtual Disk and NetVault: Backup SmartClients™.

NetVault: Backup Application Plugin Modules. For data protection, disaster recovery and business continuity, NetVault: Backup’s Application Plugin Modules provide online protection capabilities for critical applications including: Oracle, Microsoft SQL Server, Microsoft Exchange, MySQL, Lotus Notes, PostgreSQL, DB2, and Informix

VaultDR. For disaster recovery and business continuity, the VaultDR option to NetVault: Backup automates the recovery of systems and devices to reduce potential downtime created by unplanned service interruptions.

Virtual Tape Library/Shared Virtual Tape Library. For disaster recovery and business continuity, NetVault: Backup’s Virtual Tape Library (“VTL”) and Shared Virtual Tape Library (“SVTL”) options provide enhanced backup and recovery performance by creating a virtual tape library on disk. NetVault: Backup’s disk-to-disk technology allows for flexible configuration of customized virtual libraries, each with its own specific number of tape drives, slots and capacity to fit the situation at hand.

NetVault: Replicator Family

NetVault: Replicator. For the highest levels of availability, disaster recovery and business continuity, the NetVault: Replicator product line provides continuous, cross-platform data replication for heterogeneous IT environments over standard IP networks. With NetVault Replicator, customers can centrally manage both real-time and scheduled replication across multiple sites for a wide variety of server platforms, storage devices and applications. This unique flexibility reduces deployment costs and total cost of ownership by enabling customers to create a tiered solution that matches system and network resources to the value of the data. NetVault: Replicator’s optional components include NetVault: Replicator Plugin Modules and NetVault: Replicator Cluster Support.

NetVault: Replicator OnDemand. For increased data protection and availability, the NetVault: Replicator OnDemand product line provides complete or incremental snapshots of data based upon administrative requests. These requests can be provided on a real-time basis or scheduled to improve automation of ongoing business operations. NetVault: Replicator OnDemand extends the platform capabilities of NetVault: Replicator and improves recovery points and recovery times when service disruptions occur.

NetVault: Report Manager Family

NetVault: Report Manager for Backup. For improved operational efficiency, NetVault: Report Manager for Backup (“NRMB”) consolidates information from one or more NetVault: Backup servers to create an integrated data protection and storage management reporting framework. The NRMB storage dashboard enhances NetVault: Backup reporting by providing a centralized, single console to visualize and communicate backup performance. The system improves data availability by identifying potential problems and quickly communicating data protection results to key constituents. NRMB improves operational efficiency by reducing administrative time, helping to centralize operations and lowering media cost. NRMB’s single view into storage operations allow users to proactively manage today’s growing heterogeneous storage and data protection environments as a whole.

NetVault: Report Manager for Disk Space. For users who require a heterogeneous solution to centralize administration, increase staff productivity, and improve operational efficiencies with enterprise-class monitoring and reporting, NetVault: Report Manager for Disk Space (“NRMD”) provides file system reporting for single or multi-server environments from one common interface. NRMD analyzes file system data across Windows™, Solaris and Linux servers for more efficient use of storage resources. NRMD identifies key information such as unneeded data, archive candidates, reclaimable disk space, unprotected data, inappropriate files and duplicate records. NRMD offers visual monitoring, alerting and more than 25 comprehensive file system reports. NRMD helps IT administrators catch potential problems early, identify the causes of data growth and reduce the rate at which data expands.

The Net Vault Solution

The NetVault portfolio of products addresses several industry-driven needs for focused and improved data protection technologies. We believe our NetVault portfolio of products specifically address the following attributes that customers are seeking:

•

Flexibility. Our solutions are designed to provide users with maximum flexibility by eliminating the need for customized hardware, limited platform support or restrictive configuration requirements. Our solutions perform on standard, commodity-based servers and support a broad range of platforms, configurations and hardware environments.

•

An integrated solution for driving the consolidation of data protection. NetVault: Replicator and NetVault: Backup together provides a unique solution for facilitating the consolidation of data protection. NetVault: Replicator’s cross-platform replication capabilities allow storage administrators to flexibly deploy the product in environments with multiple operating systems. This deployment provides support for environments where the benefits of the NetVault: Backup heterogeneous platform support can be realized. We believe that the integration of replication and backup solutions will continue over time, and that our current technology offerings place us in a position to realize growth resulting from this trend.

•

Unmatched reliability allowing users to leverage disk and tape in an integrated fashion. NetVault provides end users with the ability to backup to both disk and tape and incorporates a multi-tier backup and recovery strategy. When backing up to disk, NetVault creates a virtual tape library, with drives, slots and media on disk to take advantage of the random access nature of disk-based devices and improve the performance of existing backup and recovery processes. As the trend of backup to disk for near-term critical data has grown, the need to further safeguard this data through subsequent backup to tape has also increased. This strategy of disk-to-disk-to-tape backup provides for rapid recovery from disk of more critical data while allowing additional protection of this data through the use of tape. Unlike many of our competitors’ products, NetVault writes backup data identically to tape and disk. This allows NetVault to seamlessly recover this data directly from tape with limited disruption and at high levels of performance. Many competing products require additional time for the staging process of recovered data from tape back to intermediary disk and then to the original disk device.

•

Reduced complexity in customers’ data protection environments. Complexity is the enemy when companies need to protect the security and reliability of vital data. Diverse data must coexist in ever-expanding infrastructures. The IT environment is increasingly heterogeneous, and any significant data loss could have catastrophic consequences to the business. These factors make managing data protection a continuing problem. By providing a consolidated view of multiple platforms, applications and topologies, the NetVault product portfolio dramatically reduces the complexity associated with managing disparate data availability and protection services. Our IDP approach also lowers total cost of ownership by reducing administrative and software licensing costs, as well as significantly shortening the learning curve associated with managing multiple systems.

•

Lower total cost of ownership. We believe NetVault provides end users with a lower total cost of ownership than competitive products. NetVault’s advanced architecture allows for quick and easy installation and administration. NetVault typically requires little or no upfront or ongoing professional services to implement and configure due to auto-discovery, self-configuration and self-installation features. These features allow more rapid support of new applications, databases, devices and operating systems. This generally results in lower ongoing internal administration and support costs than competing products. These attributes provide scalability of our solutions as an organization grows in size and its computing and storage environments evolve. We provide the option for end users to download over the Internet fully-functioning versions of all NetVault products, upgrades, Application Plugin Modules, and options from initial implementation through all stages of their deployments. As a result of these factors, we believe that we offer our end users data protection at an attractive price over the lifecycle of the product.

•

Enterprise scalability with extensive capabilities in heterogeneous storage environments and Network Attached Storage support. We support the rapidly growing Linux operating system in addition to UNIX, Windows, NetWare, Mac OS and many other operating systems. As organizations increasingly utilize varying operating systems for database and application deployment, there has also been an increase in the demand for heterogeneous storage solutions. Our NetVault products also allow backup and recovery to occur between and among multiple NAS and other storage hardware devices in a quick and cost-efficient manner. Our NetVault product has been designed to support and interoperate with the Network Data Management Protocol, which is the industry standard protocol for moving data within and among NAS devices. This allows us to deliver a higher level of support for the rapidly growing NAS architecture. Due in part to our leadership in NAS architecture, Network Appliance has chosen to integrate our solution into their product lines as an OEM partner.

End Users

Our sales and marketing strategy is focused on licensing our products and providing services to enterprise businesses and organizations through a combination of software, post-contract support and, to a lesser degree, professional services. In addition, smaller businesses and organizations will continue to contribute to our software revenues. We generally offer non-exclusive, perpetual software licenses through our channel partners to end users and do not offer term-based software licenses. Maintenance contracts generally cover a period of one year. After contract expiration, our customers have the ability to purchase maintenance contract renewals, which generally cover a period of one year. Our product is used by end user customers in a wide variety of industries, businesses, governments and applications. Our end user customers include, among others, financial service providers, retailers, insurance companies, Internet service providers, law firms, educational institutions, science and biotech organizations, healthcare institutions, and domestic and international government agencies.

Product Distribution

We distribute our products to end users primarily through a multi-tiered global network of resellers that include value-added resellers and value-added distributors. We have an extensive network of resellers and distributors in North America, Asia-Pacific region and EMEA. Our partnerships with resellers and distributors allow our products to reach end users that we would not otherwise have the resources to identify. The reseller and distributor partnerships are the primary means by which our products are sold, and the majority of our revenue is derived from our relationships with these resellers and distributors. We continually seek to partner with the premier resellers and distributors available in our three geographic regions; our strategy going forward is to expand and improve the quality of our reseller and distributor partnerships.

We focus on the development and growth of our major OEM and strategic partner relationships, including NCR Teradata, Sun Microsystems, Network Appliance and Apple. Members of our sales force work closely with our OEM and strategic partners to define product needs, conduct on-site testing and provide engineering and field application engineering support. We derive, and believe we will continue to derive, a significant portion of our revenues from a limited number of customers. For the fiscal year ended March 31, 2006, NCR Teradata accounted for approximately 10 percent of our consolidated revenues and Network Appliance accounted for approximately 14 percent of our consolidated revenues. We believe that our solutions complement and expand the solutions provided by our OEMs. In addition to maintaining and expanding our existing OEM relationships, our strategy is to grow our business by adding new OEM partners.

Research and Development

Our industry is subject to rapid technological advancements, changes in customer requirements, developing industry standards and new product introductions and enhancements. As a result, our success depends, in part, on our ability to continue to improve our software solution in a cost-effective and timely manner to address emerging customer and market needs. Product development activities occur in our San Diego, California and Poole, UK locations. We also conduct development activities in Tokyo, Japan that are focused on adapting our software for use in the Asia-Pacific region. During fiscal 2006, we began to augment our in-house research and development resources with outsourced resources from independent third-party firms providing personnel, on a consulting basis, in India, Vietnam and Belarus, based on our development needs. As of July 18, 2008, we directly employed 58 in-house research and development resources. In addition, we had 48 outsourced research and development resources provided by the independent third-party firms. We expect to continue to increase our research and development resources and to experience cost savings on a per-engineer basis based on the lower labor cost associated with these outsourced resources.

Our research and development expenditures in fiscal 2004, 2005 and 2006 totaled $4.7 million, $6.5 million and $9.0 million, respectively. Research and development expenditures in fiscal 2004, 2005 and 2006 were primarily related to upgrading the existing NetVault: Backup core software and Application Plugin Modules (“APMs”), as well as to developing new APMs. We focus our current research and development efforts on new features and functionality for our NetVault products to address new market opportunities and to meet changing customer needs. These projects include the continued introduction of new APMs, improvements in the performance and functionality of our NetVault portfolio of products, product adaptations to meet the needs of new hardware offerings entering the market and the integration of new technologies to address the evolving data protection marketplace. We anticipate we will have significant future research and development expenses in order to continue to provide high quality products that enable us to maintain and enhance our competitive position while increasing market share.

Intellectual Property

Our software products rely on our internally-developed intellectual property and other proprietary rights. We rely primarily on a combination of our patents, trademarks and copyrights together with trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. In addition, we have filed for patent protection in several jurisdictions including the United States, the European Union and Japan. As of July 18, 2008, we have 17 patents pending, two issued patents and registered trademarks for the marks BakBone®, BakBone Software®, NetVault® and the BakBone logo®. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions, including some of the foreign countries in which we sell our products. We also enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing the unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries, including those in which we sell our products, do not protect our proprietary rights as fully as do the laws of the United States.

Competition

We operate in a segment of the intensely competitive storage management software market. This market is characterized by rapidly changing technology and evolving standards. We have a number of competitors that vary in size and scope and breadth of products offered. Many of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development and we expect to face additional competition from these competitors in the future. Our current competitors include, but are not limited to, Symantec Corporation, EMC Corporation, IBM’s Tivoli division, CA, Inc. (formerly Computer Associates) and CommVault Systems, Inc. Some of these companies compete against us by offering a full suite of storage management tools, including software that addresses data protection. We also face competition from a number of smaller companies who, like us, focus solely or primarily on the data protection software market. Furthermore, our OEM partners, who do not currently compete with us, could decide to compete with us by offering their own data protection solutions that exclude our software. In addition, other storage equipment vendors may enter our market either through acquisition of competing technologies or products, or through development of their own data protection software solutions. Although many of our competitors may have significantly more financial and technical resources than we do, we believe we compete favorably based on the technical strengths of our product offering relative to our competitors.

Seasonality

Historically our business results have generally been weakest in our first fiscal quarter. Our other three fiscal quarters have not shown any consistent performance trends relative to one another.

Employees

As of July 18, 2008, we had 286 employees, including 58 in research and development, 136 in sales and marketing, 54 in customer support, and 38 in general administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Additional Information

We provide our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free-of-charge under “Investor Relations” on our web site at www.bakbone.com as soon as reasonably practicable after we electronically file this material with, or furnish this material to, the United States Securities and Exchange Commission (the “SEC”). The information contained on our website is not part of this annual report. You may also read and copy the documents to which we refer at the Public Reference Room maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. In addition, the SEC maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330.

We are required to file reports and other information with the Securities Commission in each of the provinces of Ontario, Alberta and British Columbia, Canada. These filings are also electronically available from the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR”) (www.sedar.com), the Canadian equivalent of the SEC’s electronic document gathering and retrieval system, as well as on our web site at www.bakbone.com under “Investor Relations”.

Item 1A.	Risk Factors

Risks Related to the Restatement of our Financial Statements and Related Matters

The restatement of our financial statements and the independent investigation of our historical business practices surrounding revenue recognition have had, and could continue to have an adverse effect on us.

In December 2004, we determined that our fiscal 2004 and prior period consolidated financial statements required restatement. From January 2005 through May 2006, we performed an extensive review of our business processes in connection with the restatement and in April 2006, our board of directors determined that an independent investigation should be directed by a special committee of the board of directors, with respect to our historical business practices surrounding revenue recognition. The internal investigation concluded that we improperly recognized revenue in previous periods. The internal investigation was completed in September 2006.

We may in the future identify similar adjustments to prior period financial information. Adjustments that may be identified in the future could require further restatement of our financial statements. In addition, the independent investigation and restatement activities required us to expend significant management time and incur significant accounting and other expenses. We could continue to incur additional costs in the future, which would adversely affect our business, results of operations, financial condition and cash flows.

We have experienced, and may continue to experience, significant delays in the filing of our periodic reports with the SEC, which could have a material adverse effect on us.

We have experienced significant delays in filing our restated financial statements for fiscal 2004 and our financial statements for all subsequent fiscal years. Following the filing of this annual report, we may continue to experience significant delays in the filing of our subsequent periodic reports. As a result of the delays in the filing of our periodic reports, we are subject to restrictions regarding the registration and issuance of our securities under federal, state, and Canadian securities laws. Further, our board of directors has determined to not issue equity awards to our employees or allow them to exercise their outstanding stock options. Further delays could continue to impact our ability to attract and retain employees. In addition, our ability to raise capital through debt and equity offerings is subject to our timely filing of periodic reports with the SEC, and our failure to file such reports on a timely basis effectively precludes our ability to access the capital markets. Continued delays in the filing of our periodic reports could also result in the SEC bringing an enforcement action against us. As a result, continued delays in the filing of our periodic reports with the SEC could adversely affect our business, results of operations, financial condition and cash flows.

If we fail to design, implement and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As described in Item 9A of this annual report, we have identified material weaknesses in our internal controls that have resulted in, and if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative impact on the trading price of our stock. We cannot provide any assurance that the measures we have taken to date or any future measures will mitigate such risk or remediate the material weaknesses identified by us or that we will implement and maintain adequate controls over our financial processes and reporting in the future. Our independent registered public accounting firm has not evaluated the measures we have taken or plan to take to address these material weaknesses. In addition, other material weaknesses in our internal controls could be discovered in the future.

Any failure to remediate the material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. Moreover, we would be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The costs associated with external consultants, as well as internal resources would be significant and difficult to predict. As a result, our business, results of operations, financial condition and cash flows could be adversely affected.

Risks Related to Our Business and Industry

We have incurred substantial net losses since inception, and we may not be able to achieve or maintain profitability or positive cash flow.

We have incurred operating and net losses since the inception of our operations in March 2000. Our net losses were $17.7 million, $18.9 million and $14.8 million for the fiscal years ended March 31, 2004, 2005 and 2006, respectively. As of March 31, 2006, our accumulated deficit was $205.8 million. We may not able to achieve positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our short operating history makes it difficult to evaluate our business and prospects.

We began our business with the acquisition of NetVault Holdings, Ltd. in March 2000, and expanded our product offering with the acquisition of Constant Data Inc. (“CDI”) in November 2005. As a company with a relatively short operating history, we face risks and uncertainties frequently encountered by companies in new and rapidly evolving markets, including risks related to:

•	the implementation and successful execution of our business strategy and our sales and marketing initiatives;

•	our ability to successfully integrate newly acquired technologies;

•	retention of current value-added resellers, distributors and OEMs and attraction of new value-added resellers, distributors and OEMs;

•	our ability to respond effectively to competitive and technological developments related to our product and technologies;

•	our ability to attract, retain and motivate qualified personnel; and

•	our ability to effectively achieve or manage our anticipated growth.

If we fail to address any of these risks and uncertainties successfully, our business, results of operations, financial condition, and cash flows may be materially adversely affected.

Competition in our target markets could reduce our sales.

We operate in a segment of the intensely competitive storage management software market. This market is characterized by rapidly changing technology and evolving standards. We have a number of competitors that vary in size and scope and breadth of products offered. Many of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development, and we expect to face additional competition from these competitors in the future. Our current competitors include, among others, Symantec Corporation, EMC Corporation, IBM’s Tivoli division, CA Inc. (formerly Computer Associates) and CommVault Systems, Inc. Some of these companies compete against us by offering a full suite of storage management tools, including software that addresses data protection. We also face competition from a number of smaller companies who, like us, focus solely or primarily on the data protection software market. Furthermore, our OEM partners, who do not currently compete with us, could decide to compete with us by offering their own data protection solutions that exclude our software, and other storage equipment vendors may enter our market either through acquisition of competing technologies or products, or through development of their own data protection software solutions.

Our existing and future competitors could introduce products with superior features, scalability and functionality at lower prices than our product. Most of our competitors provide broad suites of storage management software solutions and thus could gain market share by bundling existing or new data protection products with other more established storage products or by acquiring or forming strategic alliances with our other competitors. If our competitors are successful in gaining market share, our business, results of operations, financial condition and cash flows could be adversely affected.

Our future revenues depend upon continued market acceptance of our NetVault product.

We derive substantially all of our revenues from our NetVault products, and we expect this will continue for the foreseeable future. If the market does not continue to accept these products, our revenues will decline significantly, and this would negatively affect our results of operations, financial condition and cash flows. Factors that may affect the market acceptance of our NetVault products include the performance, price and total cost of ownership of our products, and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

We derive a significant amount of revenues from only a few customers.

We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of customers. For the fiscal year ended March 31, 2006, NCR Teratada and Network Appliance, our largest OEM customers, accounted for approximately 10% and 14%, respectively, of our consolidated revenues. If any of our largest customers were to reduce purchases from us, our business would be adversely affected. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues, results of operations, financial condition and cash flows.

We rely on indirect sales channels such as value-added resellers, distributors and OEMs, and this makes it difficult for us to predict our revenues.

We rely, and will continue to rely, on our indirect sales channel for the marketing and distribution of our products. Our agreements with value-added resellers and distributors do not contain exclusivity provisions and in most cases may be terminated by either party without cause and with limited or no notice. Many of our resellers also carry other product lines that are competitive with ours. These resellers may not give a high priority to the marketing of our product. They may give a higher priority to other products, including the products of competitors, or may decide not to continue to carry our products. In addition, we may not be able to retain our current resellers or successfully recruit new resellers. Any such changes in our distribution channels could seriously harm our business, operating results and financial condition.

Our strategy is also to develop significant partnerships with key hardware and software providers to integrate NetVault products into their offerings to support more robust data protection solutions. We may fail to implement this strategy successfully. We are currently investing, and will continue to invest, resources to develop this channel. Such investments, if not successful, could seriously harm our operating margins. Before we can sell our products to an OEM, generally we must engage in a lengthy sales cycle and develop a version of our software customized for and integrated with the hardware or software product of the OEM. This process, which can take up to 12 months or more, requires the commitment of OEM personnel and resources, and we compete with other suppliers for these resources. Any delays in completing this process or any failure to timely develop a customized and integrated version of our software for an OEM would adversely affect our ability to sell our products.

Sales of our products through our OEMs depend on the success of our OEMs in developing and effectively marketing new products, applications and product enhancements on a timely and cost-effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. If our OEMs do not meet these challenges, then our revenues may not meet our expectations.

The OEMs that we partner with may incorporate the technologies of other companies in addition to, or to the exclusion of, our technologies, and are not obligated to purchase our product from us, and they may not continue to include our products with their products. In addition, we have no control over the shipping dates or volumes of products the OEMs ship. Our OEM customers may compete with one another. If one of our OEM customers views the products we have developed for another OEM as competing with its products, it might decide to stop doing business with us, which could adversely affect our business, results of operations, financial condition and cash flows. The inability to recruit, or the loss of, important OEMs could seriously harm our business, operating results and financial condition. Finally, should one of our OEM partners create or acquire competitive products to ours, our OEM revenues would likely decline.

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations.

We have acquired and made investments in, and may in the future acquire or make investments in, companies, products or technologies that we believe complement or expand our existing business and assist us in quickly bringing new products to market. In November 2005, we acquired CDI, extending our data protection software product line to include data replication software. We have limited experience in making acquisitions and investments. As a result, our ability to identify and evaluate prospects, complete acquisitions and properly manage the integration of businesses is relatively unproven. If we fail to properly evaluate and execute acquisitions or investments, it may have a material adverse effect on our business, results of operations, financial condition and cash flows. In making or attempting to make acquisitions or investments, we face a number of risks, including risks related to:

•	identifying suitable candidates, performing appropriate due diligence, identifying potential liabilities and negotiating acceptable terms;

•	reducing our working capital and hindering our ability to expand or maintain our business, if we make acquisitions using cash;

•	the potential distraction of our management, diversion of our resources and disruption of our business;

•	retaining and motivating key employees of the acquired companies;

•	managing operations that are distant from our current headquarters and operation locations;

•	entering into geographic markets in which we have little or no prior experience;

•	competing for acquisition opportunities with competitors that are larger than we are or have greater financial and other resources than we have;

•	accurately forecasting the financial impact of a transaction;

•	assuming liabilities of acquired companies, including existing or potential litigation related to the operation of the business prior to the acquisition;

•	maintaining good relations with the customers and suppliers of the acquired company; and

•	effectively integrating acquired companies and achieving expected synergies.

Any acquired businesses, products or technologies may not generate sufficient revenue and net income to offset the associated costs of such acquisitions, and such acquisitions could result in other adverse effects. Moreover, from time to time, we may enter into negotiations for the acquisition of businesses, products or technologies but be unable or unwilling to consummate the acquisitions under consideration. This could cause significant diversion of managerial attention and resources.

Failure to achieve or manage our growth could adversely affect our business.

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

We may need to commit a significant amount of funds to obtain additional systems and facilities to accommodate our current and future anticipated growth. To the extent this anticipated growth does not occur or occurs more slowly than we anticipate, we may not be able to reduce expenses to the same degree. Any failure to manage our growth effectively could adversely affect our business, results of operations, financial condition and cash flows.

If our outsourced software development activities in the Asia-Pacific region are not successful, we may not be able to meet our development schedules.

We perform software development activities in the Asia-Pacific region through third-party outsourcing firms in order to optimize our research and development resources, improve product quality testing and better meet development schedules. We have limited experience with outsourced software development activities. Accordingly, there are a number of risks associated with this activity, including:

•	delays or product errors due to miscommunication between our local development organization and the remote development personnel affected by time, distance and language differences;

•	scheduling delays due to lengthy ramp-up time for our new development personnel;

•	high voluntary personnel turnover;

•	reliance upon third-party companies to hire and manage all aspects of the personnel performing the development activities; and

•	reliance upon third-party companies to secure and protect our related intellectual property in their possession.

Our inability to meet development schedules because of our reliance on developers in Asia-Pacific region may affect our ability to enhance our current product line or introduce new products, which would have a material adverse effect on our financial results and could harm our reputation. The loss of key development personnel could have a material adverse effect on our product development process and adversely affect future product revenues.

Because our intellectual property is critical to the success of our business, our results of operations may suffer if we are unable to adequately protect or enforce our intellectual property rights.

Our proprietary technologies are crucial to our success and ability to compete. We rely primarily on a combination of copyrights, trade secret laws, contractual provisions and trademarks to establish and protect our intellectual property rights in our proprietary technologies. Sometimes our products are licensed under “shrink wrap” license agreements that do not require a physical signature by the end user licensee and therefore may be unenforceable under the laws in some jurisdictions. We presently have two patents issued; and we continually invest resources to gain additional patent protection for our proprietary technology. We cannot assure you that any patents will be issued to us or that the benefit we derive from any patents, if and when issued, will necessarily equal or exceed the costs of obtaining such patents. Our general practice is to enter into confidentiality or license agreements with employees, consultants and customers and seek to control access to and distribution of our source code, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our product or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary information is difficult. Other parties also may independently develop or otherwise acquire equivalent or superior technology. In addition, the laws in some countries in which our product is or may be developed, manufactured or sold may not protect our intellectual property rights to the same extent as the laws of the United States, or at all. Our failure to protect our intellectual property rights could result in increased competition and therefore reduce our market share, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may become involved in costly and lengthy patent infringement or intellectual property litigation which could seriously harm our business.

In recent years, there has been significant litigation in the United States and in foreign countries involving patents and other intellectual property rights. We may become party to litigation in the future as a result of an alleged infringement of others’ intellectual property. From time to time, we receive inquiries from other companies concerning whether we used their proprietary information or technology. It also is possible that patent holders will assert patent rights which apply broadly to our industry, and that such patent rights, if valid, may apply to our product or technology. Any claims that we improperly use another party’s proprietary information or technology or that we infringe another party’s intellectual property, with or without merit, could adversely affect or delay sales of our product, result in costly and time-consuming litigation, divert our technical and management personnel, or require us to develop non-infringing technology or enter into royalty or licensing arrangements, any of which could adversely affect our business. We cannot be certain that the necessary licenses will be available or that they can be obtained on commercially reasonable terms. If we were to fail to obtain such royalty or licensing agreements in a timely manner or on reasonable terms, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Our foreign operations create special challenges that could adversely affect our results of operations.

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States and to continue to take advantage of lower costs associated with software development outside the United States. As of July 18, 2008, we had 83 employees in EMEA and 68 employees in the Asia-Pacific out of 286 total employees. Our foreign operations and revenues are subject to a number of risks, including:

•	potential loss of proprietary information due to piracy, misappropriation, or weaker intellectual property protection laws or weaker enforcement of such laws;

•	imposition of foreign laws and other governmental controls, including trade restrictions, as well as the burdens of complying with a wide variety of multiple local, country and regional laws;

•	unexpected domestic and international political or regulatory changes;

•	fluctuations in currency exchange rates and economic instability such as higher interest rates and inflation;

•	lack of acceptance of localized product, if any, in foreign countries;

•	longer negotiation and accounts receivable payment cycles;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations; and

•	difficulties in ensuring that our subsidiaries maintain sufficient internal control over financial reporting in order to produce financial statements in compliance with U.S. GAAP.

Our continued growth and profitability will require further expansion of our international operations. To expand international operations successfully, we must establish additional foreign operations, hire and retain additional personnel and recruit additional international resellers, all of which will require significant management attention and financial resources. If we fail to further expand our international operations and revenues, we may not achieve our anticipated growth.

Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities. As a result, our results of operations, financial condition and cash flows could be adversely affected.

Our success depends on our ability to keep pace with rapid technological developments in the storage industry.

Our future success depends, in part, on our ability to address the rapidly changing needs of organizations by developing and introducing new product updates and features on a timely basis. To achieve this objective we must extend the operation of our products to new platforms and keep pace with technological developments and emerging industry standards. To achieve broad acceptance of our software, we must obtain certifications from hardware vendors approving our software for use as a data protection solution on their platforms. This process requires continual testing and development, and we must invest significant technical resources in adapting our products to the changing hardware specifications. If we are unsuccessful in obtaining new certifications, the market for our software may be limited. Moreover, software products typically have a limited life cycle, and it is difficult to estimate when they will become obsolete. We must therefore continually develop and introduce innovative products and/or upgraded versions of our existing products before the current software has completed its life cycle. Our failure to do so may result in our inability to achieve and maintain profitability.

Our products may contain significant defects, which may result in liability and/or decreased sales.

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Despite our best efforts to test our products, we might experience significant errors or failures in our products, or it might not work with other hardware or software as expected, which could delay the development or release of new products or new versions of our products and adversely affect market acceptance of our products. End user customers use our products for applications that are critical to their businesses, and they have a greater sensitivity to product defects than the market for other software products generally. Our end users and distribution partners may claim that we are responsible for damages to the extent they are harmed by any failure of our products.

If we were to experience significant delays in the release of new products or new versions of our products, or if customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs, and our business, results of operations, financial condition and cash flows could be adversely affected.

Our future capital needs are uncertain, and we may need to raise additional funds in the future which may not be available on acceptable terms or at all.

Our capital requirements in the future will depend on many factors, including:

•	acceptance of, and demand for, NetVault products;

•	the costs of developing new products, services or technologies;

•	the extent to which we invest in new technology and product development;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with the growth of our business, if any.

We believe that our existing cash and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months from the date of the filing of this annual report. However, it is possible that we may need to or choose to obtain additional financing to fund our activities in the future. Such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it would increase our leverage relative to our earnings or to our equity capitalization. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

Our success depends on retaining key personnel, including our executive officers, and hiring and retaining other qualified employees.

Our future growth and success depends on the continued contributions of our senior management, as well as our ability to hire and retain other key engineering, sales and marketing and operations personnel as needed. If we are unable to hire and retain qualified employees, our business and operating results may be adversely affected. We need to hire and retain qualified personnel to support the planned expansion of our business and to meet the anticipated increase in customer demand for our products and services. All of our employees are free to terminate their employment with us at any time. Competition for people with the skills we require is intense, particularly in the San Diego area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. As a result, we expect to continue to experience increases in compensation costs. We cannot assure you that we will be successful in hiring or retaining qualified personnel.

As a result of our delinquency in filing our periodic reports with the SEC and the cease trade orders currently in effect in certain Canadian jurisdictions, our Board of Directors has prohibited option holders from exercising stock options. These circumstances could make it difficult to attract, retain and motivate employees, which could adversely affect our business, results of operations, financial condition and cash flows.

We rely upon software licensed from third parties, and if it became unavailable to us, we could be required to modify our software or to acquire a license or right to use alternative technology.

We license and use software owned by third parties in our business, some of which is incorporated into our products. These third party software licenses may not continue to be available to us on acceptable terms. Also, these third parties may from time to time receive claims that they have infringed the intellectual property rights of others, including patent and copyright infringement claims, which may affect our ability to continue licensing this software. Our inability to use any of this third party software could result in shipment delays or other disruptions in our business, which could adversely affect our business, results of operations, financial condition and cash flows.

Because we are a Canadian corporation, certain civil liabilities and judgments against us or our directors by U.S. investors may be unenforceable.

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

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, we may in the future be subject to class actions, other securities litigation or other proceedings or actions arising in relation to the restatement of our prior period financial statements. In connection with the announcement of the restatements, we notified the appropriate regulatory authorities, including the United States Securities and Exchange Commission, the Ontario Securities Commission and the Toronto Stock Exchange, of our intent to restate previously reported results.

Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business, and the outcome of litigation and any potential regulatory proceeding or action is difficult to predict. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, results of operations and financial condition. To the extent expenses incurred in connection with litigation or any potential regulatory proceeding or action (which may include substantial fees of attorneys and other professional advisers and potential obligations to indemnify officers and directors who may be parties to such actions) are not covered by available insurance, such expenses could adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Ownership of our Common Stock

Our common stock was delisted from the Over-the-Counter Bulletin Board (“OTCBB”) and Toronto Stock Exchange, and as a result, trading of our common stock has become more difficult.

Our common stock was delisted from the OTCBB in February 2005 because of our failure to keep current in filing our periodic reports with the SEC. In addition, our common stock has not traded on the TSX since December 2004, when the Canadian jurisdictions of Ontario, Alberta and British Columbia issued cease trade orders due to delays in the filing of our financial statements. Our common shares were subsequently de-listed from the TSX in May 2006. Since February 2005, trading in our common stock has been conducted on the “pink sheets.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be unfavorable. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume.

In addition, our stock may be defined as a “penny stock” under Rule 3a51-1 under the Exchange Act. “Penny stocks” are subject to Rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and affect the ability of holders to sell their shares of our common stock in the secondary market. To the extent our common stock is subject to the penny stock regulations, the market liquidity for the shares will be adversely affected.

Notwithstanding the filing of this report, we are not fully compliant with our filing requirements with the SEC, and we could be subject to sanctions by the SEC. At such time as all outstanding financial statements have been brought current, we intend to pursue listing our common shares on an established stock exchange.

Our revenues and operating results may fluctuate significantly, which could cause the market price of our stock to fall.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. We may experience a shortfall in revenues in any given quarter in relation to our plans or investor expectations. In addition, if we have a shortfall in revenues, our efforts to reduce operating expenses in response will likely lag behind the shortfall in revenues. Our revenues and bookings, and our licensing revenues and bookings in particular, are difficult to forecast and are likely to fluctuate significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that may cause fluctuations in our revenues and bookings include the following:

•	timing and magnitude of sales;

•	historical sales patterns in the IT industry which often involve customer purchase decisions being made at or near the end of each calendar quarter;

•	timing of large enterprise transactions which are typified by long solicitation and decision periods and often remain highly uncertain until the sale is actually completed;

•	introduction, timing and market acceptance of new products by us and our competitors;

•	rate of growth of Network Attached Storage and Storage Area Network technology deployment;

•	rate of adoption and associated growth of the Linux operating system;

•	changes in our pricing policies and distribution terms; and

•	possibility that our customers may defer purchases in anticipation of new products or product updates by us or by our competitors.

Any deterioration in our operating results, including fluctuations based on any shortfall in revenues, could cause the market price of our stock to fall substantially. If our operating results are below the expectations of securities analysts or investors, the market price of our common stock may fall abruptly and significantly.

Our stock price is volatile and your investment could decline in value.

Our stock price has fluctuated significantly in the past and is likely to continue to fluctuate significantly, making it difficult to resell shares when investors want to at prices they find attractive. The market prices for securities of emerging companies have historically been highly volatile. Factors affecting the trading price of our common stock could include:

•	variations in our financial results;

•	our restatement of previously reported financial information;

•	announcements of innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in estimates of our financial results;

•	changes in the recommendations of any securities analysts that elect to follow our common stock;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	any significant litigation brought against us;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock will be sold, by our existing stockholders in the public.

General economic, political and stock market conditions may affect the market price of our common shares, and may cause our stock price to fluctuate in ways unrelated or disproportionate to our operating performance. The stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high technology companies in particular, which are often unrelated to the operating performance of these companies. In addition, in the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities, and we may be subject to a heightened risk of securities class action litigation and our restatement of previously published financial information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease 22,600 square feet in San Diego, California, for our corporate headquarters and our North American sales and development facility. We also lease 5,900 square feet in Poole, United Kingdom, for our EMEA development facility, 6,465 square feet in Reading, United Kingdom, for our EMEA sales and operations facility and 6,000 square feet in Tokyo, Japan, for our Asia-Pacific sales and operations facility. In addition to these facilities, we also lease several small sales offices throughout the world. Our processes for production of software units shipped to customers entail the assembly of the software CD’s, the manual and any additional collateral material in product specific packaging and, as such, occupy minimal space.

Item 3.	Legal Proceedings

At July 18, 2008, there were no material pending legal proceedings to which the Company was a party or of which any of its property was subject. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

On August 19, 2004, we held our Annual Meeting of Shareholders at our corporate offices in San Diego, California. Shareholders of record at the close of business on July 5, 2004 were entitled to notice of and to vote in person or by proxy at the annual meeting. As of the record date there were 64,527,858 shares of common stock and 18,000,000 preferred shares outstanding and entitled to vote. At the annual meeting, the shareholders of the Company voted on the election of seven directors to hold office until the next Annual Meeting of Shareholders and the appointment of KPMG LLP as the Company’s independent auditors. At the annual meeting, each of the seven directors nominated by management was elected and the proposal for the appointment of KPMG LLP as the Company’s independent auditors was approved. Details of the votes cast at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, and the number of abstentions, as applicable:

1.	To elect the following directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified:

	For	Withheld
Ian Bonner	18,000,000	—
Andrew Sheehan	18,000,000	—
J.G. Lawson	26,360,669	572,975

Neil MacKenzie	26,360,669	572,975
Bruce Nakao	26,360,669	572,975
Archie Nesbitt	26,360,669	572,975
Keith Rickard	26,360,669	572,975

2.	The shareholders ratified the appointment of KPMG LLP as our independent accountants for the fiscal year ending March 31, 2005.

For	Against or Abstained
44,817,025	34,758

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares currently trade in the United States on the Pink Sheets. From November 2002 to February 2005, our common shares were listed on the OTCBB in the United States. From March 2000 to May 2006, our common shares were listed on the TSX.

In December 2004, the Canadian jurisdictions of Ontario, Alberta and British Columbia issued cease trade orders due to delays in the filing of our financial statements. As a result of these cease trade orders, our common shares have not been traded on the TSX since December 2004. Our common shares were subsequently de-listed from the TSX in May 2006. Further, our common stock was delisted from the OTCBB in February 2005 because of our failure to timely file our periodic reports with the SEC. At such time as all public filings have been brought current, we intend to pursue listing of our common shares on an established stock exchange.

The following table sets forth the high and low sales prices of our common shares during the periods indicated:

		Over the Counter Pink Sheets (U.S. $)		Over the Counter Bulletin Board (U.S. $)		Toronto Stock Exchange (Canadian $)
		High	Low	High	Low	High	Low
Fiscal 2006	Fourth Quarter	$2.90	$1.33	$—	$—	$—	$—
	Third Quarter	2.01	1.26	—	—	—	—
	Second Quarter	2.08	1.32	—	—	—	—
	First Quarter	1.84	1.12	—	—	—	—
Fiscal 2005	Fourth Quarter	—	—	$1.39	$0.62	—	—
	Third Quarter	—	—	1.19	0.70	$1.52	$0.87
	Second Quarter	—	—	2.20	0.84	2.85	1.11
	First Quarter	—	—	3.00	1.23	3.94	1.86

As of July 18, 2008, there were approximately 326 holders of record of our common shares. On July 18, 2008, the last reported sales price on the Pink Sheets was $0.80.

Dividends

We have never declared or paid any cash dividends on our common shares and do not anticipate paying such cash dividends in the foreseeable future. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition and other factors as the board of directors, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

For a discussion of our equity compensation plans, please see Item 12 of this annual report.

Canadian Tax Matters

The discussion below is a general summary of the principal Canadian federal income tax considerations relating to an investment in our common shares. The discussion does not take into account the individual circumstances of a particular investor and is not intended to be, nor should it be relied upon or construed to be, legal or tax advice to any investor or potential investor in our shares. Investors and potential investors in our common shares should consult their tax advisers for advice concerning the tax consequences of an investment in our common shares arising under state, provincial or local tax laws or the tax laws of any jurisdiction other than Canada. The following summary is generally applicable to persons who, at all relevant times, are not, or are not deemed to be, a resident of Canada.

Dividends

Dividends (including share dividends) paid or credited, or deemed to be paid or credited, to a non-resident of Canada are subject to Canadian withholding tax at a rate of 25% of the gross amount of such dividends, subject to reduction under the provisions of any applicable income tax treaty. The Canada-U.S. Income Tax Convention (1980) (the “Convention”) generally reduces the rate of withholding tax to 15% for U.S. residents who are the beneficial owners of our common shares, or 5% in the case of corporate U.S. shareholders who are the beneficial owners or at least 10% of our voting shares. Persons who are subject to the U.S. federal income tax on dividends may be entitled, subject to certain limitations, to either a credit or deduction for Canadian income taxes withheld with respect to dividends paid or credited on our common shares.

Disposition of Shares

Capital gains realized on the disposition of our common shares by a non-resident of Canada will generally not be subject to Canadian income tax, unless the shareholder realizes the gains in connection with a business carried on in Canada with respect to such shares. Where the common shares are disposed of by way of an acquisition of common shares by the Company, other than by a purchase in the open market in a manner consistent with the purchase by any other member of the public, the amount paid by us in excess of the paid-up capital of such common shares will be treated as a dividend and will be subject to non-resident withholding tax as described above.

Item 6.	Selected Consolidated Financial Data (in thousands, except per share and share data)

The following selected consolidated financial data should be read together with “Managements Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. The selected financial data as of and for the years ended March 31, 2005 and 2006 is derived from the accompanying consolidated financial statements that were audited by our independent registered public accounting firm. The selected financial data as of and for the year ended March 31, 2004 is derived from our restated consolidated financial statements for the effect of the restatement adjustments described in Note 14 to the accompanying consolidated financial statements. The restated consolidated financial statements for fiscal 2004 were audited by our former independent registered public accounting firm.

To ensure comparability of all periods presented, we also restated the selected financial data as of and for the years ended March 31, 2002 and 2003 for the effect of the restatement adjustments described in Note 14 to the accompanying consolidated financial statements. For the year ended March 31, 2002, we recorded a decrease to revenues of $3.9 million and an increase to other expense of $31,000 related to additional foreign exchange losses, which in aggregate increased our net loss by $4.0 million, or $0.09 per share. For the year ended March 31, 2003, we recorded a decrease in revenues of $13.1 million, an increase in operating expenses of $0.3 million related to additional stock based compensation expense, and an increase to other expense of $6,000 related to additional foreign exchange losses, which in aggregate increased our net loss by $13.3 million, or $0.24 per share. As of March 31, 2003, accounts receivable decreased by $0.3 million as a result of the revenue-related adjustments. In addition, as of March 31, 2002 and 2003, short-term deferred revenue increased by $1.8 million and $5.2 million, respectively, and long-term deferred revenue increased by $3.7 million and $13.2 million, respectively, as a result of the revenue-related restatement adjustments. Further, as of March 31, 2002 total shareholders’ equity decreased by $5.5 million and as of March 31, 2003 total shareholders’ deficit increased by $18.7 million.

	Year ended March 31,
	2002	2003	2004	2005	2006
	(restated)	(restated)	(restated)
Condensed Consolidated Statements of Operations:
Revenues	$2,660	$4,859	$12,251	$22,086	$35,052
Cost of revenues	1,158	1,650	2,994	4,102	4,700

Gross profit	1,502	3,209	9,257	17,984	30,352
Operating expenses (1)	46,327	36,336	26,480	36,676	44,245

Operating loss	(44,825)	(33,127)	(17,223)	(18,692)	(13,893)
Other (expense) income	(419)	(266)	118	129	(575)

Loss before income taxes	(45,244)	(33,393)	(17,105)	(18,563)	(14,468)
Provision for income taxes	—	510	642	319	367

Net loss	(45,244)	(33,903)	(17,747)	(18,882)	(14,835)
Beneficial conversion feature on preferred stock	—	—	(13,640)	—	—

Net loss attributable to common shareholders	$(45,244)	$(33,903)	$(31,387)	$(18,882)	$(14,835)

Net loss per common share
Basic and diluted	$(0.99)	$(0.61)	$(0.52)	$(0.29)	$(0.23)

Weighted-average common shares outstanding:
Basic and diluted	45,697,111	55,536,923	60,882,811	64,527,609	64,529,358

Consolidated Balance Sheet Data:	As of March 31, 2002	As of March 31, 2003	As of March 31, 2004	As of March 31, 2005	As of March 31, 2006
	(restated)	(restated)	(restated)
Cash and cash equivalents	$5,502	$5,045	$19,399	$19,528	$9,518
Working capital	4,627	(2,857)	6,909	(4,991)	(20,088)
Total assets	18,868	17,749	34,790	34,925	33,858
Short-term deferred revenue	2,345	7,621	15,976	25,590	30,363
Long-term deferred revenue	4,699	16,006	28,733	35,202	38,130
Long-term liabilities	5,683	16,075	28,775	35,205	39,166
Total shareholders’ equity (deficit)	4,752	(11,613)	(14,782)	(33,421)	(44,203)

(1)	Operating expenses include non-cash stock-based compensation expense of $21.2 million, $11.9 million, $0.9 million, $0.4 million, and $1.0 million for fiscal 2002, 2003, 2004, 2005 and 2006, respectively. In addition, during fiscal 2002, we recorded non-cash charges related to goodwill amortization and impairment of goodwill of $3.9 million and $2.8 million, respectively. During fiscal 2003, we recorded a non-cash goodwill impairment charge of $0.9 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Factors That May Affect Future Results

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this annual report. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A “Risk Factors” and elsewhere in this annual report.

Overview

We are a global provider of software-based, data protection solutions that enable the effective backup, recovery and overall availability of business critical data and information. BakBone’s NetVault portfolio of products allows organizations to efficiently and cost-effectively protect data within heterogeneous computing and storage environments. Our products are designed to be flexible, easy to install, use, maintain and support, while providing our end users with what we believe is a substantially lower overall total cost of ownership than competitive products. We have also designed our products to be modular and to work within an open standards environment, allowing the NetVault product portfolio to integrate easily with our end users’ information technology infrastructure and scales as our end users’ data protection requirements evolve. We believe the NetVault solutions are well positioned to satisfy the needs of organizations seeking affordable enterprise, multi-platform data protection and availability solutions.

We primarily market and sell the complete NetVault product portfolio through an indirect global sales channel comprised of storage-focused resellers, distributors and original equipment manufacturers, or OEMs. We have developed OEM relationships with companies such as NCR Teradata, Network Appliance and Sun Microsytems, each of which has integrated NetVault into certain product offerings. Our sales teams engage in the selling of solutions with end user customers and provide them with multiple channels to most efficiently facilitate purchase of the required solution. Our end users consist of domestic and international businesses and organizations of all sizes and across numerous industries, as well as foreign and domestic government agencies and educational institutions. We currently operate in three primary regions: North America; Asia-Pacific; and, EMEA, through our three respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, and BakBone Software Ltd.

The following table summarizes consolidated revenues and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Year ended March 31,
	2004	2005	2006
	(restated)
Consolidated revenues	$12,251	$22,086	$35,052
North America revenues	$6,205	$10,065	$16,758
As a percentage of consolidated revenues	50%	45%	48%
Asia-Pacific revenues	$3,267	$6,987	$9,996
As a percentage of consolidated revenues	27%	32%	28%
EMEA revenues	$2,779	$5,034	$8,298
As a percentage of consolidated revenues	23%	23%	24%

In addition, we had consolidated deferred revenue balances as follows (in thousands):

	March 31,
	2004	2005	2006
	(restated)
Consolidated deferred revenue	$44,709	$60,792	$68,493

We generate revenues primarily through a combination of software licenses and related maintenance contracts. We generally offer non-exclusive, perpetual software licenses through our channel partners to end users and do not offer term-based software licenses. Maintenance contracts generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year.

We license our software to customers, through our channel partners, in arrangements under which they purchase a combination of software, post-contract support and/or professional services, which we refer to as multiple-element arrangements. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of our software as well as training. While not provided for in our licensing arrangements, we have historically provided our end customers with platform transfer rights (“PTRs”), which allow the customer to exchange an original product for a different product or to exchange an original product operating on one platform for the same product operating on a different platform. Accordingly, for all multiple-element arrangements, we defer the arrangement fees and recognize the fees ratably over the estimated economic useful life of the software product, which has been determined to be four years. We also provide maintenance contract renewals and professional services on a separate, stand-alone basis. Under these arrangements, maintenance contract renewal fees are recognized ratably over the maintenance period, which is generally one year, and professional services fees are recognized at the time the service is rendered.

We have also entered into multiple-element arrangements with certain OEM customers under which, in addition to providing software licenses and maintenance services, we make a commitment to the customer to provide unspecified future software products. As VSOE of fair value cannot be determined for the unspecified future software products, all sales amounts procured under these arrangements are initially deferred and subsequently recognized ratably over the arrangement period.

As mentioned above, a large portion of our fees are deferred and recognized over the appropriate periods, which is generally three to five years. The following table identifies the revenue expected to be recorded in subsequent fiscal years related to deferred revenue as of March 31, 2006 (in thousands):

Fiscal year ending March 31,
2007	$30,363
2008	20,894
2009	12,729
2010	4,350
2011	157

$68,493

Our resellers are not contractually permitted to return our product, but under certain circumstances we accept returns. Additionally, one of our OEM customers has a specific right of return, whereby the customer is contractually permitted to return our product. We use historical returns experience with these customers to determine potential returns and to establish the appropriate sales returns allowance.

Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our product more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to, or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities.

Cost of revenues consists of the direct cost of providing customer support, including payroll and other benefits of staff working in our customer support departments, as well as associated costs of computer equipment, telephone and other general costs necessary to maintain support for our end users. Also included in cost of revenues are third party software license royalties and the direct costs of products delivered to customers.

Sales and marketing expenses consist primarily of employee payroll and other benefits, commissions, trade show costs, web advertising and travel costs for our worldwide sales and marketing staff. Commissions are part of our sales personnel’s compensation package, which is based on the procurement of sales orders and subsequent collection of customer receivables. As we expand our sales and marketing force, we expect sales and marketing expenses to increase.

Research and development expenses consist primarily of salary and related costs for our worldwide engineering staff. Our Poole, United Kingdom and San Diego, California offices include engineering personnel responsible for the development effort of NetVault products and our application plug-in modules, or APMs, respectively. During fiscal 2006, we augmented our current research and development resources with outsourced resources from independent third-party firms who will provide personnel, on a consulting basis, in India, Vietnam and Belarus based on our development needs. We expect to continue to devote substantial additional resources to research and development such that these expenses will increase in periods subsequent to fiscal 2006.

General and administrative expenses include salaries and benefits for our corporate personnel and other expenses, such as facilities costs and professional services. We expect general and administrative expenses to increase in periods subsequent to fiscal 2006 due to our financial statement restatement efforts and remediation and investigation costs.

As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we do business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and financial accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are presented on a net basis. We assess on a periodic basis the probability that our net deferred tax assets will be recovered. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, our ability to deduct tax loss carryforwards against future taxable income, and tax planning strategies among the various tax jurisdictions that we do business in making this assessment. To the extent we believe that recovery is not probable, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

Our provision for income taxes is comprised of two primary components: royalty withholding taxes; and federal, state, and foreign income taxes. Currently, BakBone Software, Inc., our U.S. operating subsidiary, and BakBone Software Ltd., our U.K. operating subsidiary, earn intercompany royalty revenues from BakBone Software KK, our Japanese operating subsidiary, for NetVault license sales procured by BakBone Software KK. Through June 30, 2004, for every royalty dollar earned by BakBone Software, Inc. and BakBone Software Ltd., 10% of the royalty amount was required to be withheld and remitted to the Japanese tax authority. The withholding tax is generally recorded in the same period as the NetVault license transaction that generates the tax. Effective July 1, 2004, the U.S. and Japan are parties to a treaty that, among other things, eliminated the 10% royalty withholding tax for transactions between U.S. and Japanese companies. The elimination of the withholding tax on U.S. royalty revenues had a positive impact on our results of operations for the years ended March 31, 2006 and 2005. We also recognize a provision for income taxes that relates to income generated in the various tax jurisdictions in which we do business.

Restatement of Prior Period Financial Statements

Subsequent to filing our interim report on Form 10-Q as of and for the three months ended June 30, 2004, we determined that our previously issued financial statements as of and for the year ended March 31, 2004 and as of and for the three months ended June 30, 2004 required restatement due to various financial statement errors. The effects of the restatement on our previously reported consolidated balance sheets and statements of operations as of and for the year ended March 31, 2004 and as of and for the three months ended June 30, 2004 are described and presented below. The revenue-related restatement adjustments in these periods primarily resulted in previously recognized revenue being deferred and recognized ratably over subsequent periods. We also made certain non-revenue-related adjustments to our expenses and other accounts related primarily to a beneficial conversion feature on preferred stock, income taxes, stock-based compensation, and foreign exchange gains and losses. Finally, we made certain adjustments to our pro forma stock-based compensation expense for the year ended March 31, 2004, as disclosed in Note 1, “Organization and Significant Accounting Policies”, to our consolidated financial statements contained in this Form 10-K.

Revenue adjustments

We identified several revenue recognition errors that required us to make revenue adjustments within our consolidated financial statements.

Inappropriate use of the separate element method. In our previously issued consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2004, we recognized revenue from multiple-element software arrangements with resellers using the separate element method, whereby we allocated revenue to each element based on the relative fair value of each of the elements. We subsequently determined that our business practices allow customers to exchange product at an unforeseeable future date. Under these circumstances, the revenue generated from maintenance and software license fees should be deferred at the time of sale and subsequently recognized over the estimated economic useful life of the software product. All multiple-element arrangements include a software license component, and consequently, all revenue related to multiple-element arrangements should be deferred and subsequently recognized over the estimated economic life of the software product, which has been determined to be four years.

Inadequate sales returns reserves. Historically, we had a business practice of allowing for customers to return previously purchased product. However, in our overseas regions, a sales returns reserve was not recorded. We determined that SFAS 48 should be applied to all regions in which we do business. Consequently, a sales returns reserve has been recorded in each fiscal period as applicable.

Inadequate sales documentation to support sales transactions. We identified instances where the required sales documentation was not obtained prior to recording the sales transaction. Under these circumstances, the fees generated from sales transactions should have been deferred at the time of sale and subsequently recognized only after the necessary documentation was obtained. Consequently, all revenue related to these arrangements have been either: (i) deferred until the necessary documentation was obtained, or (ii) reversed in the period of initial sale if the necessary documentation was not obtained.

Improper recognition of revenue for product held by resellers. We identified instances where products were held as inventory by certain resellers. Under these circumstances, the fees generated from sales transactions should have been deferred at the time of sale and subsequently recognized only after the product is sold to an end user. Consequently, all revenue related to these arrangements were deferred pending validation of product delivery to an end user.

For the year ended March 31, 2004 and the three months ended June 30, 2004, we determined that the aggregate overstatement of revenues related to the issues discussed above was $13.1 million and $2.5 million, respectively.

OEM contract adjustment. We have a contract with a single OEM customer under which we are committed to provide software licenses, post-contract support and unspecified future software products. In our consolidated financial statements previously included in our annual report on Form 10-K for the year ended March 31, 2004, we recognized revenue under this contract using the residual method, whereby the fair value of post-contract support was deferred and subsequently recognized ratably over the support term, and the remaining portion was recognized as license revenue at the time of sale. We determined that use of the residual method of revenue recognition for this contract was not appropriate because of the commitment to provide unspecified future software products for which VSOE of fair value is not determinable. Revenue under this contract should have been deferred and subsequently recognized ratably over the applicable arrangement term.

For the year ended March 31, 2004 and the three months ended June 30, 2004, we determined that the use of the residual method of revenue recognition for our contract with this OEM customer overstated revenue by $1.8 million and $0.7 million, respectively.

Beneficial conversion feature on preferred stock

In connection with the issuance of our Series A convertible preferred stock in July 2003, we recorded a non-cash increase in net loss attributable to common shareholders for a beneficial conversion feature, which represented the intrinsic value of the beneficial conversion feature, limited to the net proceeds raised from the preferred stock issuance of $13.6 million. This amount was recorded upon issuance of the preferred stock as the shares were immediately convertible. The intrinsic value represents the difference between the conversion price of the preferred stock and the fair value of the common stock into which the preferred stock is convertible. We determined that the calculation of the non-cash amount associated with the beneficial conversion feature contained an error because the measurement date for the intrinsic value was incorrectly determined to be the date we formally entered into the preferred stock financing arrangement with the preferred shareholder rather than the date we received shareholder approval for the issuance of the preferred stock (“commitment date”). In addition, the previously recorded amount was based on an allocation method that effectively allocated the intrinsic value between the preferred stock and the underlying beneficial conversion feature, but should have been based on the intrinsic value of the beneficial conversion feature on the commitment date. Therefore, we recorded an adjustment in the amount of $6.4 million to increase the amount recorded for the beneficial conversion feature from $7.2 million to $13.6 million, which increased net loss attributable to common shareholders for the year ended March 31, 2004.

Furthermore, we determined that the previously determined beneficial conversion feature value of $7.2 million was incorrectly amortized to accumulated deficit and should have been amortized to share capital. In connection with the adjustment of the amount attributable to the beneficial conversion feature, as discussed above, we recorded the amortization of the adjusted beneficial conversion feature value of $13.6 million to share capital for the year ended March 31, 2004.

Stock-based compensation

In our consolidated financial statements previously included in our annual report on Form 10-K for the year ended March 31, 2004, we did not record any stock-based compensation expense related to (i) a stock option re-grant program for the board of directors and chief executive officer, and (ii) stock option grants issued with contingent terms. However, it was determined that compensation expense should have been recorded in the statement of operations for these types of grants based on the intrinsic value approach under APB 25. For the board of directors and chief executive officer re-grant program, the intrinsic value is the difference in stock price from the date the options were re-granted and the date the re-grant program was approved. The intrinsic value should have been amortized over the remaining vesting period. The majority of the options vested on the grant date, which should have resulted in immediate recognition of the stock-based compensation expense. For options that vest over time, the stock-based compensation expense should have been recognized over the applicable vesting period. In addition, our board of directors approved stock option grants with contingent terms to several employees on April 24, 2003. The option grants were contingent on (i) the closing of the Preferred Series A financing and (ii) the approval of the increase in the number of options available for grant by our shareholders. The financing transaction and the approval of the increase in the number of options available for grant were completed on July 13, 2003, and the intrinsic value is the difference in the stock price from the date the options were agreed to and the date the contingent terms were satisfied and the options were considered granted. The intrinsic value should have been amortized over the remaining vesting period of the options. For the year ended March 31, 2004 and the three months ended June 30, 2004, we recorded an adjustment in the amount of $0.5 million and $68,000, respectively, to increase stock-based compensation expense to correct these items.

Furthermore, we identified errors in the calculation of our pro forma stock-based compensation expense calculations included in our annual report on Form 10-K for the year ended March 31, 2004. These errors related to (i) the use of certain valuation assumptions that were determined to be inappropriate (ii) incremental expense that related to the stock option re-grant program with the board of directors and chief executive officer and stock option grants issued with contingent terms, and (iii) accounting for the effects of certain employee termination events and the associated pre-vesting forfeitures of stock option awards. Accordingly, in Note 1 to our consolidated financial statements, we reduced pro forma stock-based compensation expense by $0.2 million for the year ended March 31, 2004. In connection with the restatement of our pro forma stock-based compensation expense for fiscal 2004, we adjusted the weighted-average assumption disclosures that accompany the pro forma stock-based compensation disclosures.

Intercompany foreign currency transaction gains and losses

In our consolidated financial statements previously included in our annual report on Form 10-K for the year ended March 31, 2004, we did not properly recognize foreign currency gains or losses on intercompany transactions in our statements of operations, in accordance with SFAS 52. As transaction gains and losses attributable to intercompany transactions and balances that are settled in cash affect functional currency cash flows, increases and decreases in expected cash flows should be included in net loss during the period in which exchange rates fluctuate. In our previously issued consolidated financial statements, these effects on expected functional currency cash flows were recorded to accumulated other comprehensive income rather than net loss. Therefore, for the year ended March 31, 2004 and the three months ended June 30, 2004, we recorded adjustments to record foreign currency gains of $0.3 million and foreign currency losses of $0.1 million, respectively.

Provision of income taxes

For the year ended March 31, 2004, we recognized certain advance payments as income for tax purposes, which resulted in taxable income that could not be offset by operating loss carryforwards due to tax regulations in effect in the state of California at March 31, 2004. In connection with the filing of our fiscal 2004 tax returns in December 2004, we filed for an accounting method change with the IRS to apply new guidance that, for tax purposes, allowed us to defer the recognition of these advance payments received during fiscal 2004 to fiscal 2005, which reduced our taxable income for the year ended March 31, 2004. As a result of the reduction in taxable income for the year ended March 31, 2004, we recorded an adjustment of $0.3 million to decrease provision for income taxes.

Further, we determined that there were errors in the calculation of the gross deferred tax asset balance as of March 31, 2004, associated with stock-based compensation and with net operating loss carry forwards. In our previously reported consolidated financial statements for the year ended March 31, 2004, we did not appropriately adjust the gross deferred tax asset balance for exercises and cancellations of certain equity instruments, which resulted in a $6.9 million overstatement of our deferred tax assets. Furthermore, we did not properly true-up historical net operating loss carryforwards to reflect net operating loss amounts presented in certain tax returns, which resulted in a $2.9 million understatement of our deferred tax assets. We have restated our gross deferred tax asset balance as of March 31, 2004 for the effect of the errors in the calculation of the gross deferred tax asset balance associated with stock-based compensation and net operating loss carryforwards.

Reversal of tax benefit

For the three months ended June 30, 2004, we recorded an adjustment to provision for income taxes of $68,000 to reverse a tax benefit originally recorded during the three months ended June 30, 2004, as it was determined to be more likely than not that the tax benefit would not be realized.

Foreign currency translation adjustment

As a result of certain of the restatement adjustments discussed above which were recorded in the functional currencies of our foreign subsidiaries and translated to our reporting currency, and the adjustments to record foreign exchange gains and losses related to intercompany transactions, as discussed above, accumulated other comprehensive loss increased as of March 31, 2004 and June 30, 2004 by $2.1 million and $1.6 million, respectively.

Fair market value adjustment to available-for-sale securities

For the year ended March 31, 2004, we recorded a fair market value adjustment to decrease the carrying value of available-for-sale securities by $25,000, with the offsetting amount recorded as an adjustment to accumulated other comprehensive loss.

Beginning accumulated deficit

Adjustments totaling $19.0 million were recorded as an increase to beginning accumulated deficit as of March 31, 2003 in the consolidated financial statements. These adjustments consisted of (i) aggregate decreases in revenue of $18.5 million, for fiscal 2000 through fiscal 2003, as a result of the errors in revenue recognition; (ii) an increase in stock compensation expense of $0.3 million, for fiscal 2003, as a result of errors in the calculation of stock compensation expense; and (iii) increases in foreign exchange losses of $0.2 million, for fiscal 2001 through fiscal 2003, as a result of not properly recognizing foreign exchange gains and losses on intercompany transactions in the statement of operations in accordance with SFAS 52.

Effects of restatement

The nature and extent of the restatement adjustments as of and for the year ended March 31, 2004 and as of and for the three months ended June 30, 2004 are presented in summary below (in thousands, except per share data).

	For the Year Ended March 31, 2004			For the Three Months Ended June 30, 2004
	(restated)			(restated) (unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues	$27,107	$(14,856)	$12,251	$7,852	$(3,187)	$4,665
Operating expenses, including cost of revenue and operating expenses	28,945	529	29,474	8,958	68	9,026

Operating loss	(1,838)	(15,385)	(17,223)	(1,106)	(3,255)	(4,361)
Other (expense) income	(160)	278	118	135	(147)	(12)
Provision for income taxes	951	(309)	642	65	68	133

Net loss	(2,949)	(14,798)	(17,747)	(1,036)	(3,470)	(4,506)
Beneficial conversion feature on preferred stock	(7,221)	(6,419)	(13,640)	—	—	—

Net loss attributable to common shareholders	$(10,170)	$(21,217)	$(31,387)	$(1,036)	$(3,470)	$(4,506)

Net loss per share—basic and diluted	$(0.17)	$(0.35)	$(0.52)	$(0.02)	$(0.05)	$(0.07)

	March 31, 2004			June 30, 2004
	(restated)			(restated)
				(unaudited)
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Accounts receivable, net	$7,383	$(362)	$7,021	$6,956	$(575)	$6,381
Total current assets	28,068	(362)	27,706	26,862	(575)	26,287
Other assets (non current)	787	(25)	762	701	(25)	676
Total assets	35,177	(387)	34,790	33,768	(600)	33,168
Accrued liabilities	4,078	(183)	3,895	3,764	(146)	3,618
Current portion of deferred revenue	6,877	9,099	15,976	6,148	11,346	17,494
Total current liabilities	11,881	8,916	20,797	11,041	11,200	22,241
Deferred revenue, excluding current portion	2,930	25,803	28,733	3,583	26,204	29,787
Total liabilities	14,853	34,719	49,572	14,651	37,404	52,055
Share capital	154,916	(5,622)	149,294	154,917	(5,623)	149,294
Deferred compensation	(12)	(788)	(800)	(9)	(720)	(729)
Accumulated deficit	(145,475)	(26,590)	(172,065)	(146,511)	(30,060)	(176,571)
Accumulated other comprehensive loss	(260)	(2,106)	(2,366)	(435)	(1,601)	(2,036)
Total shareholders' deficit	20,324	(35,106)	(14,782)	19,117	(38,004)	(18,887)
Total liabilities and shareholders' deficit	35,177	(387)	34,790	33,768	(600)	33,168

For additional details regarding the restatement, refer to Note 14 “Restatement”, to our consolidated financial statements contained in this annual report.

Nonreliance on previously issued financial statements

Investors should not rely on the previously reported consolidated financial statements or previously published reconciliations from Canadian GAAP to U.S. GAAP. A complete discussion of the restated financial data is included in Note 14 to our consolidated financial statements included in this annual report.

Application of Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, valuation allowance for deferred tax assets, valuation of goodwill and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe there are several accounting policies that are critical to understanding our historical and future performance. These policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These significant accounting policies are:

•	revenue recognition;

•	valuation allowance for deferred tax assets;

•	valuation of goodwill; and

•	stock-based compensation expense.

These policies, and our procedures related to these policies, are described below.

Revenue Recognition

We recognize software license revenue in accordance with American Institute of Certified Public Accountants, Statements of Position 97-2, Software Revenue Recognition (“SOP 97-2”), and 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions (“SOP 98-9”). Our revenue recognition policy is based on complex rules that require us to make significant judgments and estimates. We must determine which portions of our revenue are recognized currently and which portions must be deferred and recognized in future periods. We derive revenues from licensing software and maintenance services, as well as professional services from two distinct groups of customers: resellers and OEMs.

We license our software to our reseller customers under multiple-element arrangements involving a combination of software, post-contract support and/or professional services. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of our software as well as training. Our software license arrangements with resellers include implicit unspecified platform transform rights (“PTRs”), which allow end users to exchange an original product for a different product or to exchange an original product on one platform for the same product operating on a different platform. The new product and/or different platform is not specified in the arrangement nor is the period of time in which the customer has to exercise this right. As no contract period exists under these sales arrangements, all software-related revenue is recognized ratably over the estimated economic useful life of the software product. The estimated economic useful life of the software product is four years. This useful life was established by reviewing general industry-wide technology life cycle periods, our version release and end of life data, as well as published company policies with respect to sustaining support.

We commence recognizing revenue under these arrangements when all of the following are met:

•

Persuasive Evidence of an Arrangement Exists. It is our practice to require a purchase order signed by the reseller customer for arrangements involving resellers. For arrangements involving OEMs, we require a contract signed by both the OEM customer and BakBone and a customer issued purchase order.

•

Delivery Has Occurred. We deliver software by both physical and electronic means. Both means of delivery transfer title and risk to the customer. Physical delivery terms are generally FOB shipping point. For electronic delivery of the software, delivery is complete when the customer has been provided electronic access to the software. Our arrangements do not generally contain customer acceptance provisions.

•	The Vendor’s Fee is Fixed or Determinable. Fees are generally considered fixed and determinable when payment terms are within our standard credit terms, generally 30 to 60 days.

•

Collectibility is Probable. Customers must meet collectibility requirements pursuant to our credit policy. For contracts that do not meet our collectibility criteria, fees earned are deferred initially and recognized in accordance with our revenue policy once payment is received from the customer.

In Asia-Pacific, we sell licenses to certain reseller partners who hold the licenses in inventory. For these sales, we commence the recognition of revenue only after we have received evidence of product sell-through from the applicable reseller partner.

Maintenance renewals are sold separately and we recognize maintenance renewal fees ratably over the arrangement period, which is typically one year. Professional services may also be sold separately and all fees generated from stand-alone sales of professional services are recognized when the service is completed.

We have also entered into multiple-element arrangements with OEM customers and one large direct customer under which, in addition to providing software licenses and maintenance services, we make a commitment to the customer to provide unspecified future software products. As VSOE of fair value cannot be determined for the unspecified future software products, all sales amounts procured under these arrangements are initially deferred and subsequently recognized ratably over the arrangement period.

Our resellers are not contractually permitted to return our product, but we accept returns under certain circumstances. One of our OEM customers has a specific right of return, whereby the customer is contractually permitted to return products. We account for potential returns from our resellers and this OEM customer in accordance with SFAS 48. We use historical returns experience with these customers to determine potential returns and to establish the appropriate sales returns allowance.

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

Valuation of Goodwill

We have recorded goodwill in connection with the acquisitions we have completed in prior periods. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review our goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and circumstances indicates the fair value of a reporting unit may be below its carrying amount. For segment reporting, we report our results of operations based on a single business segment which consists of our NetVault product line. SFAS 142 defines a reporting unit as an operating segment, or one unit below. For purposes of our annual goodwill impairment analysis, we divide our operating segment into reporting units, which are based on our geographic reporting entities: North America, the Asia-Pacific, and EMEA. Events or changes in facts and circumstances that we consider as impairment indicators include but are not limited to the following:

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

The annual goodwill impairment test consists of a two-step process as follows:

Step 1. We compare the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit is determined by specifically identifying and allocating the assets and liabilities of BakBone to each reporting unit based on headcount, relative revenues, or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we then perform the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. If further analysis is required, we compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

Stock-Based Compensation Expense

As permitted by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), we elected to apply the intrinsic value method under APB 25 in accounting for our employee stock-based compensation. Under the intrinsic value method, when the exercise price of a stock option is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Historically, certain of our stock options were granted with exercise prices below the fair value of our common stock, as determined by the market price on the date of grant. For these stock options, we recorded deferred stock-based compensation for the award’s intrinsic value, which is the excess of the fair value of the award over the exercise price on the date of grant. Such amounts are amortized to expense on a straight-line basis over the applicable vesting periods.

For non-employee equity instruments, we expense such awards based on their grant-date fair value as required by SFAS 123. We estimate the fair value of these instruments using the Black-Scholes option pricing model, which requires the input of certain highly subjective assumptions, including expected future stock price volatility and expected term of the equity instruments. We established the assumption for expected future stock price volatility based on our historical stock price volatility. The expected term assumption for these instruments was developed based on historical experience and projected exercise and forfeiture behavior. These input factors are subjective and are determined using management’s judgment.

In December 2004, our common shares were subject to cease trade orders in the Canadian jurisdictions of Alberta, Ontario and British Columbia due to delays in the filing of our financial statements. As a result of these cease trade orders, our Board of Directors has prohibited equity award holders from exercising their awards. Consequently, employees who have left the Company since December 2004 have been prohibited from exercising stock options and non-employees have been prohibited from exercising equity instruments. Therefore, we have entered into exercise extension agreements with certain terminating employees and certain non-employees, whereby the exercise periods of equity awards were extended to a predetermined number of days post-resumption of trading of our stock on an established exchange. For employee awards, incremental stock based compensation expense associated with the modifications was calculated using the intrinsic value method. For non-employee awards, incremental stock-based compensation expense associated with the modifications was calculated using the Black-Scholes option pricing model, as the difference between the pre-modification and post-modification fair values of the equity instruments. These calculations involved the use of significant management judgments, as described above. Compensation expense was recorded in the period of modification for any value measured on the modification date.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of our financial statements and should be read in conjunction with the consolidated financial statements and related notes contained in this Form 10-K, including Note 14 in Notes to Consolidated Financial Statements describing the 2004 restatement.

Year Ended March 31, 2006 Compared to Year Ended March 31, 2005

Revenues

We define bookings as the gross dollars invoiced through the sale of software licenses, maintenance contracts and professional services. Under the ratable revenue recognition method, license bookings are recognized as revenue over the appropriate period (generally three to five years). In general, variations in revenues period-over-period are affected by the amortization of current and prior period license bookings. Accordingly, we believe that trends in current and historical bookings are key factors in analyzing our operating results.

On a worldwide basis, we sell our NetVault products through two different sales channels: value-added resellers (“VAR”) and operational equipment manufacturers (“OEM”). VAR revenues are sourced from the sale of software licenses, related maintenance contracts and professional services through the reseller channel. Software licenses sold through the reseller channel do not generally involve customer-specific customization. OEM revenues are sourced from the sale of software licenses, related maintenance contracts and professional services sold through our OEM partners and to one large direct customer. Software licenses sold through the OEM channel generally involve customer-specific customization and are governed by specifically-negotiated contracts.

The following table summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2005	2006
Consolidated revenues	$22,086	$35,052
Increase over same period of prior year		59%
VAR revenues	$17,532	$24,676
Increase over same period of prior year		41%
OEM revenues	$4,554	$10,376
Increase over same period of prior year		128%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2005	2006
North America	$7,303	$9,774
Increase over same period of prior year		34%
Asia-Pacific	$6,014	$8,500
Increase over same period of prior year		41%
EMEA	$4,215	$6,402
Increase over same period of prior year		52%

VAR revenues in North America increased by $2.5 million, or 34%, to $9.8 million for the year ended March 31, 2006 compared to $7.3 million for the year ended March 31, 2005. Of the total VAR revenues recognized in the year ended March 31, 2006, 71% of the revenues were sourced from prior period bookings, with the remaining 29% sourced from current period bookings. The increase in revenues during the year ended March 31, 2006 was due to increased bookings in both the prior and current periods. In prior periods, the increase in bookings was due primarily to increased license bookings and maintenance bookings, which includes bundled maintenance contracts and maintenance renewals. However, during the current period, the increase in bookings was driven primarily by increased maintenance renewals and to a lesser extent by an increase in license bookings. VAR license revenues grew only slightly due to limited channel and geographic growth.

VAR revenues in the Asia-Pacific region increased $2.5 million, or 41%, to $8.5 million for the year ended March 31, 2006 compared to $6.0 million for the year ended March 31, 2005. Of the total VAR revenues recognized in the year ended March 31, 2006, 76% of the revenues were sourced from prior period bookings, with the remaining 24% sourced from current period bookings. The increase in revenues during the year ended March 31, 2006 was due to increased bookings in both the prior and current periods. The current and prior period bookings growth was a primary result of increased market penetration of our NetVault products in Asia-Pacific countries outside of Japan, and of continued bookings growth in Japan.

VAR revenues in EMEA increased $2.2 million, or 52%, to $6.4 million for the year ended March 31, 2006 compared to $4.2 million for the year ended March 31, 2005. Of the total VAR revenues recognized in the year ended March 31, 2006, 75% of the revenues were sourced from prior period bookings, with the remaining 25% sourced from current period bookings. The increase in revenues during the year ended March 31, 2006 was due to increased bookings in both the prior and current periods. The current and prior period bookings growth was primary a result of increased market penetration of our NetVault products in Germany and France.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Year ended March 31,
	2005	2006
North America	$9,615	$11,899
Increase over same period of prior year		24%
Asia-Pacific	$11,761	$14,096
Increase over same period of prior year		20%
EMEA	$8,747	$9,278
Increase over same period of prior year		6%

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2005	2006
North America	$2,762	$6,984
Increase over same period of prior year		153%
Asia-Pacific	$973	$1,496
Increase over same period of prior year		54%
EMEA	$819	$1,896
Increase over same period of prior year		132%

North America OEM revenues increased $4.2 million, or 153%, to $7.0 million for the year ended March 31, 2006 from $2.8 million for the year ended March 31, 2005. During fiscal 2005 and 2006, we continued to experience OEM bookings growth in this region, primarily from our partners Network Appliance and Yahoo!. This bookings momentum significantly supplemented OEM revenues in these periods.

OEM revenues in the Asia-Pacific region increased $0.5 million, or 54%, to $1.5 million for the year ended March 31, 2006 from $1.0 million for the year ended March 31, 2005. Despite a decline in OEM bookings from the year ended March 31, 2005 to the year ended March 31, 2006, revenues increased due to the amortization of prior period bookings. The decline in OEM bookings from fiscal 2005 to fiscal 2006 was due primarily to a decline in bookings related to two OEM partners, Sony Electronics and Network Appliance.

EMEA OEM revenues increased $1.1 million, or 132%, to $1.9 million for the year ended March 31, 2006 from $0.8 million in the year ended March 31, 2005. During prior periods, we experienced OEM bookings growth in this region, principally from our partner NCR Teradata. Our arrangement with NCR Teradata has been in place since fiscal 2000 and has generated significant bookings activity in every fiscal period. As these bookings are generally recognized over four years, we anticipate an increase in OEM revenues sourced from the NCR Teradata arrangement for the foreseeable future.

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2005	2006
North America	$4,017	$6,864
Increase over same period of prior year		71%
Asia-Pacific	$2,116	$1,658
(Decrease) over same period of prior year		(22%)
EMEA	$1,662	$1,737
Increase over same period of prior year		5%

Included below is a reconciliation of the total bookings to the total revenues recognized for the years ended March 31, 2006 and 2005 (in thousands):

For the year ended March 31, 2006	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the year ended March 31, 2006	$35,273	$10,259	$45,532
Bookings deferred into subsequent periods	(28,743)	(6,711)	(35,454)

Revenues from fiscal 2006 bookings	$6,530	$3,548	$10,078
Revenues sourced from prior period bookings:
Period ending March 31, 2002	$789	$17	$806
Period ending March 31, 2003	3,616	861	4,477
Period ending March 31, 2004	5,431	2,091	7,522
Period ending March 31, 2005	8,310	3,859	12,169

Total revenues recognized in the year ended March 31, 2006	$24,676	$10,376	$35,052

For the year ended March 31, 2005	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the year ended March 31, 2005	$30,123	$7,795	$37,918
Bookings deferred into subsequent periods	(25,137)	(6,655)	(31,792)

Revenues from fiscal 2005 bookings	$4,986	$1,140	$6,126
Revenues sourced from prior period bookings:
Period ending March 31, 2001	$370	$—	$370
Period ending March 31, 2002	1,369	195	1,564
Period ending March 31, 2003	3,753	886	4,639
Period ending March 31, 2004	7,054	2,333	9,387

Total revenues recognized in the year ended March 31, 2005	$17,532	$4,554	$22,086

Cost of revenues

Cost of revenues for the year ended March 31, 2006 totaled $4.7 million compared with cost of revenues of $4.1 million for the year ended March 31, 2005. The increase in cost of revenues in absolute dollars was primarily due to a 19% increase in customer support headcount. The increase in gross margin from 81% for the year ended March 31, 2005 to 87% for the year ended March 31, 2006 was due primarily to revenue growth and increased economies of scale.

Sales and marketing expenses

Sales and marketing expenses increased by $3.3 million, or 17%, to $22.6 million for the year ended March 31, 2006, from $19.3 million for the year ended March 31, 2005. The increase was primarily attributable to a $2.5 million increase in payroll expenses, a $0.5 million increase in marketing program activities, and a $0.1 million increase in travel-related costs. Increased headcount and bookings growth, which drives performance-based compensation, contributed significantly to the increase in payroll expense. We expect to continue to increase sales and marketing headcount, resulting in higher sales and marketing expense. However, we expect these expenses to decrease as a percentage of revenue due to anticipated revenue growth and increased economies of scale.

Research and development expenses

Research and development expenses increased by $2.5 million, or 38%, to $9.0 million for the year ended March 31, 2006, from $6.5 million for the year ended March 31, 2005. During fiscal 2006, we augmented our research and development resources with outsourced resources from independent third-party firms that provide their personnel on a consulting basis, in India, Vietnam and Belarus, based on our development needs. Thus, our contract labor costs increased by $2.1 million year-over-year. During fiscal 2006, we also recorded $0.4 million related to research and development work performed by a third party. These increases were offset partially by a $0.2 million decrease in intellectual property-related legal costs. We expect to maintain a consistent level of internal research and development resources while experiencing cost savings on a per-engineer basis based on the lower labor cost in these offshore locations.

General and administrative expenses

General and administrative expenses increased by $1.8 million, or 16%, to $12.6 million for the year ended March 31, 2006, from $10.9 million for the year ended March 31, 2005. The increase in general and administrative expenses was due primarily to a $1.1 million increase in payroll costs related to headcount additions and increased performance-based compensation costs and a $0.6 million increase in stock-based compensation expense related to modifications of stock options. Partially offsetting these increases was a $0.4 million decrease in accounting and professional service fees. During the first quarter of the year ended March 31, 2005, we decided to abandon a public offering of common shares for which we had previously deferred professional services fees associated with legal and accounting services. As a result, during the same quarter, we recorded additional expense of $0.5 million related to the previously deferred professional services fees. We expect general and administrative expenses to increase in periods after fiscal 2006 due to the financial statement restatement efforts and remediation and investigation costs.

Foreign exchange loss, net

During the years ended March 31, 2006 and 2005, we recorded net foreign exchange losses of $0.8 million and $45,000, respectively, related to foreign exchange rate changes for transactions that impacted or are expected to impact cash flows. During the year ended March 31, 2006, we recorded significant foreign exchange losses, primarily related to the weakening of the Japanese Yen against the U.S. dollar on intercompany transactions.

Provision for income taxes

During the years ended March 31, 2006 and 2005, we recorded provisions for income taxes of $0.4 million and $0.3 million, respectively. Certain transactions between our foreign subsidiaries triggered withholding tax liabilities of $0.4 during each of the years ended March 31, 2006 and 2005. In addition, we recorded provisions for income taxes of $0.1 million during each of the years ended March 31, 2006 and 2005 related to income generated in certain jurisdictions. Further, during each of the years ended March 31, 2006 and 2005, we recorded tax benefits of $0.2 million related to the refund of certain research and development credits, as we received cash refunds for the research and development credits in a subsequent fiscal period.

Although we incurred consolidated pre-tax losses during the years ended March 31, 2006 and 2005, based on historical operating results, management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit or deferred provision for income taxes for these periods.

Year Ended March 31, 2005 Compared to Year Ended March 31, 2004

Revenues

The following table summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2004	2005
	(restated)
Consolidated revenues	$12,251	$22,086
Increase over same period of prior year		80%
VAR revenues	$10,156	$17,532
Increase over same period of prior year		73%
OEM revenues	$2,095	$4,554
Increase over same period of prior year		117%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2004	2005
	(restated)
North America	$4,891	$7,303
Increase over same period of prior year		49%
Asia-Pacific	$2,797	$6,014
Increase over same period of prior year		115%
EMEA	$2,468	$4,215
Increase over same period of prior year		71%

VAR revenues in North America increased by $2.4 million or 49% to $7.3 million during the year ended March 31, 2005 compared to $4.9 million during the year ended March 31, 2004. Of the total VAR revenues recognized in the year ended March 31, 2005, 75% of the revenues were sourced from prior period bookings, with the remaining 25% sourced from current period bookings. The increase in revenues during the year ended March 31, 2005 was due to increased bookings in both the prior and current periods. In prior periods, the bookings growth was a result of expanding our customer base within the region through increased sales efforts, which led to an increase in both license and maintenance bookings. During the current period, the increase in bookings was driven primarily by increased license and maintenance sales as we continued to leverage our growing customer base.

VAR revenues in the Asia-Pacific region increased $3.2 million or 115% to $6.0 million during the year ended March 31, 2005 compared to $2.8 million during the year ended March 31, 2004. Of the total VAR revenues recognized in the year ended March 31, 2005, 70% of the revenues were sourced from prior period bookings, with the remaining 30% sourced from current period bookings. The increase in revenues during the year ended March 31, 2005 was due to increased bookings in both the prior and current periods. The historical and current period bookings growth was a result of growing our sales presence within the region, particularly in China, South Korea, and Malaysia. Additionally, we continued to experience year-over-year bookings growth in Japan.

VAR revenues in EMEA increased $1.7 million or 71% to $4.2 million during the year ended March 31, 2005 compared to $2.5 million during the year ended March 31, 2004. Of the total VAR revenues recognized in the year ended March 31, 2005, 70% of the revenues were sourced from prior period bookings, with the remaining 30% sourced from current period bookings. The increase in revenues during the year ended March 31, 2005 was due to increased bookings in both the prior and current periods. The historical and current period bookings growth was a result of growing our sales presence within the region. In particular, in prior periods, we expanded our business in Germany and France, which increased license and maintenance bookings in both prior and current periods.

VAR bookings. Included below is an informational table summarizing VAR bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2004	2005
	(restated)
North America	$8,916	$9,615
Increase over same period of prior year		8%
Asia-Pacific	$10,044	$11,761
Increase over same period of prior year		17%
EMEA	$6,563	$8,747
Increase over same period of prior year		33%

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2004	2005
	(restated)
North America	$1,314	$2,762
Increase over same period of prior year		110%
Asia-Pacific	$470	$973
Increase over same period of prior year		107%
EMEA	$311	$819
Increase over same period of prior year		163%

North America OEM revenues increased $1.4 million or 110% to $2.8 million for the year ended March 31, 2005 from $1.3 million for the year ended March 31, 2004. The increase in revenues was a result of increased bookings in prior periods. OEM bookings declined from the year ended March 31, 2004 to the year ended March 31, 2005, primarily due to a decline in bookings related to one OEM partner, Sony Electronics. For the years ended March 31, 2004 and March 31, 2005, we generated bookings approximating $1.6 million and $55,000, respectively, under the Sony Electronics arrangement. The bookings generated during the year ended March 31, 2004 related to specific product development work and to significant license purchases, whereas the bookings generated during the year ended March 31, 2005 related to incremental license purchases only.

OEM revenues in the Asia-Pacific region increased $0.5 million or 107% to $1.0 million for the year ended March 31, 2005 from $0.5 million for the year ended March 31, 2004. The increase in revenues is a result of increased bookings in both the prior and current periods. During both prior and current periods, we generated increased OEM billing activity in this region, primarily from our partners NCR Teradata and Network Appliance.

EMEA OEM revenues increased $0.5 million or 163% to $0.8 million for the year ended March 31, 2005 from $0.3 million in the year ended March 31, 2004. The increase in revenues is a result of increased bookings in both the prior and current periods. In both prior and current periods, we experienced increased OEM billing activity in this region, primarily from our partners NCR Teradata and Network Appliance.

OEM bookings. Included below is an informational table summarizing OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2004	2005
	(restated)
North America	$4,245	$4,017
(Decrease) over same period of prior year		(5%)
Asia-Pacific	$1,315	$2,116
Increase over same period of prior year		61%
EMEA	$1,007	$1,662
Increase over same period of prior year		65%

Included below is a reconciliation of the total bookings to the total revenue recognized for the years ended March 31, 2005 and 2004 (in thousands):

For the year ended March 31, 2005	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the year ended March 31, 2005	$30,123	$7,795	$37,918
Bookings deferred into subsequent periods	(25,137)	(6,655)	(31,792)

Revenues from fiscal 2005 bookings	$4,986	$1,140	$6,126
Revenues sourced from prior period bookings:
Period ending March 31, 2001	$370	$—	$370
Period ending March 31, 2002	1,369	195	1,564
Period ending March 31, 2003	3,753	886	4,639
Period ending March 31, 2004	7,054	2,333	9,387

Total revenues recognized in the year ended March 31, 2005	$17,532	$4,554	$22,086

For the year ended March 31, 2004 (restated)	VAR	OEM	TOTAL
Revenue sourced from current period bookings:
Total bookings for the year ended March 31, 2004	$25,523	$6,567	$32,090
Bookings deferred into subsequent periods	(21,708)	(5,581)	(27,289)

Revenue from fiscal 2004 bookings	$3,815	$986	$4,801
Revenue sourced from prior period bookings:
Period ending March 31, 2000	$4	$—	$4
Period ending March 31, 2001	563	—	563
Period ending March 31, 2002	1,344	194	1,538
Period ending March 31, 2003	4,430	915	5,345

Total revenue recognized in the year ended March 31, 2004	$10,156	$2,095	$12,251

Cost of revenues

Cost of revenues for the year ended March 31, 2005 totaled $4.1 million compared with cost of revenues of $3.0 million for the year ended March 31, 2004. The increase in cost of revenues in absolute dollars was primarily due to a 29% increase in customer support headcount to support the growth in revenues. The increase in gross margin from 76% for the year ended March 31, 2004 to 81% for the year ended March 31, 2005 was due primarily to revenue growth and increased economies of scale.

Sales and marketing expenses

Sales and marketing expenses increased by $3.5 million, or 22%, to $19.3 million for the year ended March 31, 2005, from $15.8 million for the year ended March 31, 2004. The increase resulted primarily from a $1.8 million increase in payroll and performance-based compensation expenses due to increased bookings, a $0.6 million increase in travel-related costs due to increased headcount and expansion in the Asia-Pacific and EMEA regions, a $0.2 million increase in facility-related costs due to expansion, primarily in EMEA and Asia-Pacific, a $0.2 million increase in employee recruiting expenses, and a $0.2 million increase in outside services costs.

Research and development expenses

Research and development expenses increased by $1.8 million, or 38%, to $6.5 million for the year ended March 31, 2005, from $4.7 million for the year ended March 31, 2004. The increase resulted primarily from a $1.3 million increase in payroll expense due to headcount additions, a $0.2 million increase in legal costs in connection with the protection of our intellectual property and the preparation and filing of various patents, and a $0.2 million increase in consulting costs to facilitate the software development process.

General and administrative expenses

General and administrative expenses increased by $4.9 million, or 83%, to $10.9 million for the year ended March 31, 2005, from $6.0 million for the year ended March 31, 2004. The increase resulted primarily from a $1.9 million increase in accounting fees related to Sarbanes-Oxley compliance and our restatement of prior period financial statements; a $1.6 million increase in consulting service fees primarily in connection with initial compliance with the Section 404 requirements of the Sarbanes-Oxley Act; a $0.7 million increase in payroll expense; a $0.3 million increase in insurance expense; a $0.1 million increase in non-income based state tax expenses; a $0.2 million increase in management travel expenses; and a $0.5 million increase related to previously deferred professional services fees associated with legal and accounting services surrounding an abandoned public offering of common shares expensed during the year ended March 31, 2005. These increases in general and administrative expense were partially offset by a $0.3 million decrease in stock compensation expense during the year ended March 31, 2005.

Provision for income taxes

During the years ended March 31, 2005 and 2004, we recorded provisions for income taxes of $0.3 million and $0.6 million, respectively. Certain transactions between our foreign subsidiaries triggered withholding tax liabilities of $0.4 million and $0.6 million during the years ended March 31, 2005 and 2004, respectively. In addition, we recorded a provision for income taxes of $0.1 million during the year ended March 31, 2005, related to income generated in certain jurisdictions. Further, during the year ended March 31, 2005, we recorded a tax benefit of $0.2 million related to the refund of certain research and development credits, as we received cash refunds for the research and development credits in a subsequent fiscal period.

Although we incurred consolidated pre-tax losses during the years ended March 31, 2005 and 2004, based on historical operating results, management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit or deferred provision for income taxes for these periods.

Beneficial conversion feature on Series A convertible preferred stock

In July 2003, we completed a private offering of 22,000,000 shares of our Series A convertible preferred stock to a single investor. Each preferred share is convertible at any time, at the option of the shareholder, and in certain circumstances at our option, into one share of our common stock. Each preferred share entitles the holder thereof to voting rights on an as-converted basis with the shareholders of common shares. In connection with this conversion right, we recorded a non-cash increase in net loss attributable to common shareholders for a beneficial conversion feature on preferred stock of $13.6 million for the year ended March 31, 2004, representing the intrinsic value of the beneficial conversion feature attached to the Series A convertible preferred stock.

Quarter-Over-Quarter Comparisons

The following tables set forth condensed unaudited quarterly balance sheet and operating information for each of the eight quarters beginning April 1, 2004 and ended March 31, 2006. The following quarterly information is intended to supplement our discussion and analysis of the financial condition and results of operations provided above and should be read in conjunction with such discussion and our audited financial statements and the notes included elsewhere in this annual report. We have provided quarterly discussion and analysis of each of the three interim periods in fiscal year 2006 in this annual report.

	Fiscal Period Ended
	(in thousands)
	Jun-04	Sep-04	Dec-04	Mar-05	Jun-05	Sep-05	Dec-05	Mar-06
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,699	$17,839	$19,153	$19,528	$16,770	$14,737	$6,988	$9,518
Accounts receivable, net	6,381	6,668	7,184	7,773	6,391	7,418	10,866	8,372
Other assets	1,207	1,326	1,311	849	1,144	1,237	979	917

Total current assets	26,287	25,833	27,648	28,150	24,305	23,392	18,833	18,807
Property and equipment, net	1,839	1,805	1,760	1,653	1,962	2,226	2,342	3,468
Intangible assets, net	97	83	69	55	42	28	2,555	2,375
Goodwill	4,269	4,269	4,269	4,269	4,269	4,269	7,615	7,615
Other assets	676	750	885	798	986	1,027	1,077	1,593

Total assets	$33,168	$32,740	$34,631	$34,925	$31,564	$30,942	$32,422	$33,858

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,129	$1,049	$1,271	$2,619	$2,495	$2,183	$1,902	$2,218
Accrued liabilities	3,618	3,340	4,034	4,932	4,418	4,319	4,546	6,314
Current portion of deferred revenue	17,494	19,189	22,652	25,590	27,225	30,317	32,529	30,363

Total current liabilities	22,241	23,578	27,957	33,141	34,138	36,819	38,977	38,895
Deferred revenue, excluding current portion	29,787	31,151	34,494	35,202	34,649	34,918	36,681	38,130
Other liabilities	27	15	10	3	195	174	242	1,036

Total liabilities	52,055	54,744	62,461	68,346	68,982	71,911	75,900	78,061

Shareholders’ equity:
Series A convertible preferred stock	11,160	11,160	11,160	11,160	11,160	11,160	11,160	11,160
Share capital	149,294	149,322	149,157	149,163	149,164	149,172	149,998	150,036
Employee benefit trust	(5)	(15)	(12)	(17)	(18)	(26)	(23)	(28)
Deferred compensation	(729)	(658)	(298)	(264)	(228)	(196)	(164)	(81)
Accumulated deficit	(176,571)	(180,200)	(184,327)	(190,947)	(195,995)	(200,294)	(205,046)	(205,782)
Accumulated other comprehensive (loss) gain	(2,036)	(1,613)	(3,510)	(2,516)	(1,501)	(785)	597	492

Total shareholders’ equity	(18,887)	(22,004)	(27,830)	(33,421)	(37,418)	(40,969)	(43,478)	(44,203)

Total liabilities and shareholders’ equity	$33,168	$32,740	$34,631	$34,925	$31,564	$30,942	$32,422	$33,858

	Fiscal Quarter Ended
	(in thousands)
	Jun-04	Sep-04	Dec-04	Mar-05	Jun-05	Sep-05	Dec-05	Mar-06
	(restated)
Revenues	$4,665	$4,914	$5,898	$6,609	$6,719	$7,285	$8,177	$12,871
Cost of revenues	834	924	1,155	1,189	995	1,201	1,152	1,352

Gross profit	3,831	3,990	4,743	5, 420	5,724	6,084	7,025	11,519

Operating expenses:
Sales and marketing	4,167	4,259	4,907	5,921	5,572	5,398	5,391	6,196
Research and development	1,495	1,458	1,682	1,899	1,986	2,254	2,264	2,537
General and administrative	2,530	1,800	2,716	3,842	3,113	2,591	3,626	3,317

Total operating expenses	8,192	7,517	9,305	11,662	10,671	10,243	11,281	12,050

Operating loss	(4,361)	(3,527)	(4,562)	(6,242)	(4,947)	(4,159)	(4,256)	(531)
Interest income	38	48	59	74	78	63	41	23
Interest (expense)	(9)	(9)	(6)	(8)	(10)	(14)	(13)	(13)
Foreign exchange gain (loss), net	(42)	(118)	429	(314)	(154)	(124)	(466)	(7)
Other income (expense), net	1	2	14	(30)	25	(11)	12	(5)

Loss before income taxes	(4,373)	(3,604)	(4,066)	(6, 520)	(5,008)	(4,245)	(4,682)	(533)
Provision for income taxes	133	25	61	100	40	54	70	203

Net loss	(4,506)	(3,629)	(4, 127)	(6,620)	(5,048)	(4,299)	(4,752)	(736)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.06)	$(0.06)	$(0.10)	$(0.08)	$(0.07)	$(0.07)	$(0.01)

Weighted-average common shares outstanding:
Basic and diluted	64,523,199	64,528,510	64,529,358	64,529,358	64,529,358	64,529,358	64,529,358	64,529,358

Quarter Ended June 30, 2005 compared to Quarter Ended June 30, 2004

Revenues

The following summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2004	2005
	(restated)
Consolidated revenues	$4,665	$6,719
Increase over same period of prior year		44%
VAR revenues	$3,743	$5,554
Increase over same period of prior year		48%
OEM revenues	$922	$1,165
Increase over same period of prior year		26%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2004	2005
	(restated)
North America	$1,798	$2,268
Increase over same period of prior year		26%
Asia-Pacific	$1,140	$1,903
Increase over same period of prior year		67%
EMEA	$805	$1,383
Increase over same period of prior year		72%

VAR revenues in North America, Asia-Pacific and EMEA increased by $0.5 million, $0.8 million, and $0.6 million, respectively. The increase in revenues during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, was due to increased bookings in both prior and current periods. In North America, we experienced license booking growth in prior periods by expanding our VAR channel customer base. The current quarter bookings increase was a result of increased maintenance renewal bookings, while license bookings in the current period were relatively flat. In our Asia-Pacific and EMEA regions, we experienced prior and current period bookings growth through geographic expansion.

VAR bookings. Included below is an informational table summarizing VAR bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2004	2005
	(restated)
North America	$1,821	$2,631
Increase over same period of prior year		44%
Asia-Pacific	$2,307	$2,759
Increase over same period of prior year		20%
EMEA	$1,911	$1,998
Increase over same period of prior year		5%

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2004	2005
	(restated)
North America	$579	$685
Increase over same period of prior year		18%
Asia-Pacific	$182	$290
Increase over same period of prior year		59%
EMEA	$161	$190
Increase over same period of prior year		18%

OEM revenues in North America, Asia-Pacific, and EMEA increased $0.1 million, $0.1 million, and $29,000, respectively. The increase in revenues was a result of prior period bookings growth, primarily from our partners Network Appliance and NCR Teradata. Current period bookings declined slightly primarily due to a decrease in Sony Electronics bookings. Despite the consolidated decrease in OEM bookings during the three months ended June 30, 2005 from the three months ended June 30, 2004, OEM revenues increased due to the amortization of prior period bookings.

OEM bookings. Included below is an informational table summarizing OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2004	2005
	(restated)
North America	$600	$892
Increase over same period of prior year		49%
Asia-Pacific	$463	$125
(Decrease) over same period of prior year		(73%)
EMEA	$525	$383
(Decrease) over same period of prior year		(27%)

Cost of revenues

Cost of revenues for the three months ended June 30, 2005 totaled $1.0 million compared to $0.8 million for the three months ended June 30, 2004. The increase in cost of revenues was due to increased product costs associated with the overall increase in sales volume and additions in customer support headcount.

Sales and marketing expenses

Sales and marketing expenses increased $1.4 million, or 34%, to $5.6 million for the three months ended June 30, 2005, from $4.2 million for the three months ended June 30, 2004. The increase was attributable primarily to increases in payroll expenses, travel-related costs and marketing and advertising activity.

Research and development expenses

Research and development expenses increased $0.5 million, or 33% to $2.0 million for the three months ended June 30, 2005, from $1.5 million for the three months ended June 30, 2004. The increase in research and development expenses was driven primarily by an increase in outsourced research and development activities.

General and administrative expenses

General and administrative expenses increased $0.6 million, or 23%, to $3.1 million for the three months ended June 30, 2005, from $2.5 million for the three months ended June 30, 2004. The increase in general and administrative expenses was due to increased professional and accounting services, payroll, insurance, and travel costs. Included in general and administrative expense for the three months ended June 30, 2004 is $0.5 million related to previously deferred professional services fees associated with legal and accounting services surrounding an abandoned public offering of common shares.

Provision for income taxes

During the three months ended June 30, 2005 and 2004, we recorded provisions for income taxes of $40,000 and $133,000, respectively. Certain transactions between our foreign subsidiaries and income generated in certain jurisdictions triggered withholding tax liabilities of $95,000 and $133,000 during the three months ended June 30, 2005 and 2004, respectively. In addition, during the three months ended June 30, 2005, we recorded tax benefits of $55,000, related to the refund of certain research and development credits, as we received cash refunds for the research and development credits in a subsequent fiscal period.

Although we incurred consolidated pre-tax losses during the three month periods ended June 30, 2005 and 2004, based on historical operating results, management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit or deferred provision for income taxes during these periods.

Quarter Ended September 30, 2005 compared to Quarter Ended September 30, 2004

Revenues

The following table summarizes consolidated revenues and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2005	2004	2005
Consolidated revenues	$4,914	$7,285	$9,579	$14,004
Increase over same period of prior year		48%		46%
VAR revenues	$3,836	$6,041	$7,579	$11,595
Increase over same period of prior year		57%		53%
OEM revenues	$1,078	$1,244	$2,000	$2,409
Increase over same period of prior year		15%		20%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2005	2004	2005
North America	$1,513	$2,333	$3,311	$4,601
Increase over same period of prior year		54%		39%
Asia-Pacific	$1,352	$2,173	$2,492	$4,076
Increase over same period of prior year		61%		64%
EMEA	$971	$1,535	$1,776	$2,918
Increase over same period of prior year		58%		64%

VAR revenues in North America, Asia-Pacific, and EMEA increased by $0.8 million, $0.8 million, and $0.6 million, respectively, during the three months ended September 30, 2005. During the six months ended September 30, 2005, VAR revenues in North America, Asia-Pacific, and EMEA increased by $1.3 million, $1.6 million, and $1.1 million, respectively. The increase in revenues during the three and six months ended September 30, 2005 was due to increased bookings in both current and prior periods. These bookings increases were driven primarily by increased maintenance contract bookings and continued market penetration, particularly in Germany and China, which led to increased license bookings.

VAR bookings. Included below is an informational table summarizing VAR bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2005	2004	2005
North America	$2,468	$2,866	$4,289	$5,497
Increase over same period of prior year		16%		28%
Asia-Pacific	$2,517	$3,594	$4,824	$6,353
Increase over same period of prior year		43%		32%
EMEA	$1,843	$2,350	$3,754	$4,348
Increase over same period of prior year		28%		16%

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2005	2004	2005
North America	$651	$747	$1,230	$1,432
Increase over same period of prior year		15%		16%
Asia-Pacific	$227	$298	$409	$588
Increase over same period of prior year		31%		44%
EMEA	$200	$199	$361	$389
(Decreased)/Increase over same period of prior year		(1%)		8%

OEM revenues in North America and Asia-Pacific increased by $0.1 million in both regions during the three months ended September 30, 2005. OEM revenues in EMEA remained generally consistent period-over-period. During the six months ended September 30, 2005, OEM revenues in North America, Asia-Pacific, and EMEA increased by $0.2 million, $0.2 million, and $28,000, respectively. The increase in revenues during the three and six months ended September 30, 2005 in North America was a result of increased bookings in both the prior and current periods, primarily related to increased bookings under our arrangement with Network Appliance. EMEA and Asia-Pacific witnessed a general decline in OEM bookings for the six months ended September 30, 2005. The increase in revenues during the period was a function of increased bookings in prior periods.

OEM bookings. Included below is an informational table summarizing OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2004	2005	2004	2005
North America	$810	$1,725	$1,410	$2,617
Increase over same period of prior year		113%		86%
Asia-Pacific	$563	$495	$1,026	$620
(Decrease) over same period of prior year		(12%)		(40%)
EMEA	$300	$328	$825	$711
Increase/(Decrease) over same period of prior year		9%		(14%)

Cost of revenues

Cost of revenues for the three and six months ended September 30, 2005 totaled $1.2 million and $2.2 million, respectively, compared to $0.9 million and $1.8 million for the three and six months ended September 30, 2004, respectively. The increase in cost of revenues for the three and six months ended September 30, 2005 was due to increased product costs associated with the overall increase in sales volume and additions in customer support headcount.

Sales and marketing expenses

Sales and marketing expenses increased $1.1 million, or 27%, to $5.4 million for the three months ended September 30, 2005, from $4.3 million for the three months ended September 30, 2004. The increase was attributable primarily to increases in payroll expenses, which was driven by increased headcount. Sales and marketing expenses increased $2.5 million, or 30%, to $11.0 million for the six months ended September 30, 2005, from $8.4 million for the six months ended September 30, 2004. The increase was attributable primarily to increases in payroll expenses, travel-related costs and marketing and trade show activities.

Research and development expenses

Research and development expenses increased $0.8 million, or 55%, to $2.3 million for the three months ended September 30, 2005, from $1.5 million for the three months ended September 30, 2004, and increased $1.3 million, or 44%, to $4.2 million for the six months ended September 30, 2005, from $3.0 million for the six months ended September 30, 2004. The increases in research and development expenses were driven primarily by increased costs surrounding the outsourcing of specific software development activities and by increased costs related to research and development work performed by a third party recorded during the three months ended September 30, 2005.

General and administrative expenses

General and administrative expenses increased $0.8 million, or 44%, to $2.6 million for the three months ended September 30, 2005, from $1.8 million for the three months ended September 30, 2004 and increased $1.4 million, or 32%, to $5.7 million for the six months ended September 30, 2005, from $4.3 million for the six months ended September 30, 2004. The increase in general and administrative expenses was due to increased professional services and payroll costs. The increase in professional services included legal and accounting fees incurred in connection with the audits of our financial statements, which included the transition to U.S. GAAP and the restatement of prior period financial statements, and our compliance with the Sarbanes Oxley Act. Included in general and administrative expense for the six months ended September 30, 2004 is $0.5 million related to previously deferred professional services fees associated with legal and accounting services surrounding an abandoned public offering of common shares.

Provision for income taxes

During the three months ended September 30, 2005 and 2004, we recorded provisions for income taxes of $54,000 and $25,000, respectively. Certain transactions between our foreign subsidiaries and income generated in certain jurisdictions triggered withholding tax liabilities of $109,000 and $133,000 during the three months ended September 30, 2005 and 2004, respectively. In addition, during the three months ended September 31, 2005 and 2004, we recorded a tax benefit of $55,000 and $108,000, respectively, related to the refund of certain research and development credits, as we received cash refunds for the research and development credits in a subsequent fiscal period.

During the six months ended September 30, 2005 and 2004, we recorded provisions for income taxes of $94,000 and $158,000, respectively. Certain transactions between our foreign subsidiaries and income generated in certain jurisdictions triggered withholding tax liabilities of $204,000 and $266,000 during the six months ended September 30, 2005 and 2004, respectively. In addition, during the six months ended September 30, 2005 and 2004, we recorded tax benefits of $110,000 and $108,000, respectively, related to the refund of certain research and development credits, as we received cash for the research and development credits in a subsequent fiscal period.

Although we incurred consolidated pre-tax losses during the three and six month periods ended June 30, 2005 and 2004, based on historical operating results, management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit or deferred provision for income taxes for these periods.

Quarter Ended December 31, 2005 compared to Quarter Ended December 31, 2004

Revenues

The following table summarizes consolidated revenues and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2005	2004	2005
Consolidated revenues	$5,898	$8,177	$15,477	$22,181
Increase over same period of prior year		39%		43%
VAR revenues	$4,692	$6,164	$12,271	$17,759
Increase over same period of prior year		31%		45%
OEM revenues	$1,206	$2,013	$3,206	$4,422
Increase over same period of prior year		67%		38%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2005	2004	2005
North America	$1,699	$2,496	$5,010	$7,097
Increase over same period of prior year		47%		42%
Asia-Pacific	$1,850	$2,045	$4,342	$6,121
Increase over same period of prior year		11%		41%
EMEA	$1,143	$1,623	$2,919	$4,541
Increase over same period of prior year		42%		56%

VAR revenues in North America, Asia-Pacific, and EMEA increased by $0.8 million, $0.2 million, and $0.5 million, respectively, during the three months ended December 31, 2005. During the nine months ended December 31, 2005 VAR revenues in North America, Asia-Pacific, and EMEA increased by $2.1 million, $1.8 million, and $1.6 million, respectively. The increase in revenues during the three and nine months ended December 31, 2005 was due to increased bookings in both current and prior periods. The increases in bookings were driven by increased license and maintenance contract bookings. In North America, we experienced license bookings growth in prior periods by expanding our VAR channel customer base. The current quarter bookings increase was the result of increased maintenance renewal bookings, while license bookings were relatively flat. In our Asia-Pacific and EMEA regions, we experienced prior and current period bookings growth through geographic expansion.

VAR bookings. Included below is an informational table summarizing VAR bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2005	2004	2005
North America	$2,589	$2,777	$6,878	$8,274
Increase over same period of prior year		7%		20%
Asia-Pacific	$3,420	$3,711	$8,244	$10,064
Increase over same period of prior year		9%		22%
EMEA	$2,404	$2,351	$6,158	$6,698
(Decrease)/Increase over same period of prior year		(2%)		9%

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2005	2004	2005
North America	$718	$1,302	$1,948	$2,734
Increase over same period of prior year		81%		40%
Asia-Pacific	$264	$351	$673	$939
Increase over same period of prior year		33%		40%
EMEA	$224	$360	$585	$749
Increase over same period of prior year		61%		28%

OEM revenues in North America, Asia-Pacific, and EMEA increased by $0.6 million, $0.1 million, and $0.1 million, respectively, during the three months ended December 31, 2005. During the nine months ended December 31, 2005 OEM revenues in North America, Asia-Pacific, and EMEA increased by $0.8 million, $0.3 million, and $0.2 million, respectively. The increase in revenues during the three and nine months ended December 31, 2005 was a result of bookings growth in current and prior periods. Increased bookings activity under our arrangement with Yahoo! led to the majority of the bookings growth in these periods. In our EMEA and Asia-Pacific regions, we actually experienced a general decline in OEM bookings for the nine months ended December 31, 2005.

OEM bookings. Included below is an informational table summarizing OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2004	2005	2004	2005
North America	$1,512	$3,462	$2,922	$6,079
Increase over same period of prior year		129%		108%
Asia-Pacific	$672	$740	$1,698	$1,360
Increase/(Decrease) over same period of prior year		10%		(20%)
EMEA	$531	$422	$1,356	$1,133
(Decrease) over same period of prior year		(21%)		(16%)

Cost of revenues

Cost of revenues for the three and nine months ended December 31, 2005 totaled $1.2 million and $3.3 million, respectively, compared to $1.2 million and $2.9 million for the three and nine months ended December 31, 2004, respectively. The increase in cost of revenues for the three and nine months ended December 31, 2005 was due to increased product costs associated with the overall increase in sales volume, increased third-party royalties, and additions in customer support headcount.

Sales and marketing expenses

Sales and marketing expenses increased $0.5 million, or 10%, to $5.4 million for the three months ended December 31, 2005, from $4.9 million for the three months ended December 31, 2004. For the nine months ended December 31, 2005, sales and marketing expenses increased $3.0 million, or 23%, to $16.4 million from $13.3 million for the same period of the prior year. The increases in both the three and nine month periods ended December 31, 2005 were primarily attributable to increases in payroll expenses, and marketing and trade show activities. The increase in payroll expenses was a result of revenue and headcount growth.

Research and development expenses

Research and development expenses increased $0.6 million, or 35%, to $2.3 million for the three months ended December 31, 2005, from $1.7 million for the three months ended December 31, 2004, and increased $1.9 million, or 40%, to $6.5 million for the nine months ended December 31, 2005, from $4.6 million for the nine months ended December 31, 2004. The increases in research and development expenses were driven primarily by increased costs surrounding the outsourcing of certain software development activities and by increased costs related to research and development work performed by a third party.

General and administrative expenses

General and administrative expenses increased $0.9 million, or 34%, to $3.6 million for the three months ended December 31, 2005, from $2.7 million for the three months ended December 31, 2004 and increased $2.3 million, or 32%, to $9.3 million for the nine months ended December 31, 2005, from $7.0 million for the nine months ended December 31, 2004. The increase in general and administrative expenses was due to increased professional service costs and payroll costs and increased stock-based compensation expense related to modifications of stock options. The increase in professional services included legal and accounting fees incurred in connection with the audits of our financial statements, which included the transition to U.S. GAAP, and the restatement of prior period financial statements. Included in general and administrative expense for the nine months ended December 31, 2004 is $0.5 million related to previously deferred professional services fees associated with legal and accounting services surrounding an abandoned public offering of common shares.

Foreign exchange (loss) gain, net

During the three months ended December 31, 2005 and 2004, we recorded a net foreign exchange loss of $0.5 million and a net foreign exchange gain of $0.4 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended December 31, 2005, we recorded significant foreign exchange losses, primarily related to the weakening of the Japanese Yen against the U.S. dollar on intercompany balances. During the three months ended December 31, 2004, we recorded significant foreign exchange gains, primarily related to the strengthening of the Japanese Yen against the U.S. dollar on intercompany balances.

During the nine months ended December 31, 2005 and 2004, we recorded a net foreign exchange loss of $0.7 million and a net foreign exchange gain of $0.3 million, respectively, related to foreign exchange rate changes. During the nine months ended December 31, 2005, we recorded significant foreign exchange losses, primarily related to the weakening of the Japanese Yen against the U.S. dollar on intercompany balances.

Provision for income taxes

During the three months ended December 31, 2005 and 2004, we recorded provisions for income taxes of $70,000 and $61,000, respectively. Certain transactions between our foreign subsidiaries and income generated in certain jurisdictions triggered withholding tax liabilities of $125,000 and $115,000 during the three months ended December 31, 2005 and 2004, respectively. In addition, during the three months ended December 31, 2005 and 2004, we recorded a tax benefit of $55,000 and $54,000, respectively, related to the refund of certain research and development credits, as we received cash refunds for the research and development credits in a subsequent fiscal period.

During the nine months ended December 31, 2005 and 2004, we recorded provisions for income taxes of $164,000 and $219,000, respectively. Certain transactions between our foreign subsidiaries and income generated in certain jurisdictions triggered withholding tax liabilities of $329,000 and $381,000 during the nine months ended December 31, 2005 and 2004, respectively. In addition, during the nine months ended December 31, 2005 and 2004, we recorded tax benefits of $165,000 and $162,000, respectively, related to the refund of certain research and development credits, as we received cash refunds for the research and development credits in a subsequent fiscal period.

Although we incurred consolidated pre-tax losses during the three and nine month periods ended December 31, 2005 and 2004, based on historical operating results, management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit or deferred provision for income taxes for these periods.

Liquidity and Capital Resources

As of March 31, 2006, we had $9.5 million of cash and cash equivalents and $20.1 million in negative working capital, or $10.3 million in positive working capital after excluding the current portion of deferred revenue, as compared to $19.5 million of cash and cash equivalents and $5.0 million in negative working capital, or $20.6 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2005. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, are our principal sources of liquidity. As of June 30, 2008, we had approximately $9.6 million of cash and cash equivalents. We believe that our existing cash and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months from the date of the filing of this Annual Report.

CDI Acquisition. On November 15, 2005, we acquired Constant Data , Inc. (“CDI”) in exchange for $4.5 million in upfront cash and an additional $1.6 million in assumed liabilities and acquisition-related costs that were paid post-acquisition. As of March 31, 2006, we had fully integrated the operations of CDI and had only one material obligation, a $0.5 million commission payment to the former founders of CDI, related specifically to CDI.

Operating Activities

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash used in operating activities was $2.2 million during the year ended March 31, 2006, compared to net cash provided by operating activities of $0.9 million and $0.8 million for the years ended March 31, 2005 and 2004, respectively. Although our net loss decreased for fiscal 2006, we consumed significant cash resources in connection with the restatement of our financial statements and with Sarbanes Oxley compliance activities. Although we also incurred such costs during the year ended March 31, 2005, the extent of cash resources consumed during the year ended March 31, 2006 was greater. As fiscal 2005 was the first year during which we were required to comply with Sarbanes Oxley, we did not expend cash resources on Sarbanes Oxley compliance activities during fiscal 2004. Despite an increased cost base, we did experience a decrease in net loss during the year ended March 31, 2006. This decrease was driven in large part to the amortization of prior period billing transactions to revenues. Based on the revenue recognition treatment of fees generated under our sales arrangements, the timing of revenue recognition and the timing of our cash receipts do not occur in the same period.

Investing Activities

Net cash used in investing activities was $7.0 million, $0.6 million and $0.5 million for the years ended March 31, 2006, 2005, and 2004, respectively. During the year ended March 31, 2006, we invested significant cash resources in connection with our acquisition of CDI. The total purchase price to acquire CDI was $6.1 million and included $4.5 million in upfront cash to CDI shareholders, $0.9 million in assumed liabilities, and $0.7 million in acquisition-related costs. Capital expenditures were $1.6 million during the year ended March 31, 2006 compared to $0.6 million and $0.5 million expended during the years ended March 31, 2005 and 2004, respectively. During the year ended March 31, 2006, we deposited $0.3 million in a pledged deposit account as collateral for certain of our lease arrangements.

Financing Activities

During the year ended March 31, 2006, net cash used in financing activities of $0.2 million consisted of payments on capital lease and long-term debt obligations. During the year ended March 31, 2005, net cash used in financing activities of $38,000 consisted of payments on capital lease obligations, which were partially offset by proceeds from exercises of stock options. During the year ended March 31, 2004, we experienced significant cash inflows from financing activities, including: $13.6 million, net of financing costs, from the issuance of 22,000,000 shares of Series A preferred stock, $1.2 million from the exercises of stock warrants and $0.5 million from the exercise of stock options. These cash inflows were offset partially by a $1.7 million payment made to extinguish a note obligation in full and $0.1 million of payments on capital lease obligations.

Factors That May Affect Future Financial Condition and Liquidity

Currently we have no material cash commitments other than our normal recurring trade payables, expense accruals and operating and capital leases, all of which are currently expected to be funded through existing working capital and future cash flows from operations. Aside from these recurring operating expenses, we expect to incur approximately $1.6 million and $0.9 million in capital expenditures in fiscal 2007 and 2008, respectively. We anticipate continued growth of our business in existing territories and expansion of our business operations into new territories, as well as headcount additions in both the sales, and research and development functions in fiscal 2007. We are focused on preserving cash and improving our overall liquidity position by growing revenues, managing our accounts receivable and continuously monitoring expenses.

We anticipate that our future capital uses and requirements will depend on a variety of factors. These factors include but are not limited to the following:

•	the costs of serving more customers;

•	the costs of growing our business within territories in which we currently do business and within new territories;

•	the costs of our network infrastructure;

•	the costs of our research and development activities to improve our service offerings; and

•	the extent to which we acquire or invest in other technologies and businesses.

We believe that our current cash and cash equivalents, combined with our projected positive cash flow from operating activities, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Annual Report. We believe that we will have access to sufficient liquidity to fund our business and meet our contractual lease obligations over a period beyond the next 12 months. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this annual report.

Contractual Obligations

At March 31, 2006, our outstanding commitments included (in thousands):

	Payments due
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Capital lease obligations	$1,202	$300	$687	$215	$—
Operating lease obligations	7,697	1,364	2,685	1,674	1,974
Long-term debt obligations	343	120	219	4	—

Total	$9,242	$1,784	$3,591	$1,893	$1,974

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. SFAS 123(R) focuses primarily on accounting for transactions in which share-based awards are granted to employees in exchange for services, and requires recognition of compensation expense over the vesting period in an amount equal to the fair value of share-based payments, including stock options, granted to employees. SFAS 123(R) retained the guidance from SFAS 123 for share-based payment transactions to non-employees. In April 2005, the SEC amended the compliance dates for SFAS 123(R) such that our date of initial adoption was April 1, 2006. Our assessment of the estimated stock-based compensation expense is affected by our stock price as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, our stock price, volatility, and employee stock option exercise behaviors. We will recognize stock-based compensation expense on all awards over the requisite service period using the modified prospective adoption method. Although the adoption of SFAS 123(R) is expected to have a material effect on our results of operations, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro-forma expense disclosed in Note 1 to our consolidated financial statements included in this annual report. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS 123(R). We adopted SAB 107 in connection with our adoption of SFAS 123(R) on April 1, 2006. For fiscal 2007, management expects to record approximately $1.4 million of pre-tax stock-based compensation expense as a result of the adoption of SFAS 123(R) and SAB 107, which includes expense related to stock options granted prior to April 1, 2006, a restricted stock unit grant in fiscal 2007 and expense related to modifications of stock options.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. SFAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (“APIC pool”), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS 123 for recognition purposes. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We expect to have no available APIC pool upon our adoption of SFAS123(R) on April 1, 2006; therefore future excess tax deficiencies, if any, will be fully expensed in the income statement until we have an available pool from excess tax benefits. For fiscal 2007, we do not expect to realize any excess tax deficiencies or benefits.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB No. 20 and FAS No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle by requiring retrospective application, where practical. SFAS 154 also applies to all voluntary changes in accounting principle. SFAS 154 is effective for us for any accounting changes or corrections of errors made in fiscal 2007 or subsequent periods. The adoption of SFAS 154 is not expected to have a material effect on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No, 48 (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The accounting provisions of FIN 48 and FIN 48-1 are effective for us beginning April 1, 2007. We are in the process of determining the effect, if any, of the adoption of FIN 48 and FIN 48-1 on our fiscal 2008 financial statements.

In September 2006, the SEC issued Staff Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 will be effective for us for the year ending March 31, 2007. We do not expect the adoption of SAB 108 in fiscal 2007 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for our fiscal 2009. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to our fiscal 2010. We are currently evaluating the impact that SFAS 157 and FSP 157-2 will have on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for us for fiscal 2009, although early adoption is permitted. The adoption of SFAS 159 is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for all business combinations consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (or fiscal 2010). SFAS 141R could have a material impact on any business combinations we enter into in fiscal 2010 or future periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). SFAS 160 could have a material impact on any noncontrolling interests transactions consummated in fiscal 2010 or future periods.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be our fiscal year 2010. The requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 could have a material impact on the useful life determination of any intangible asset acquisitions completed in fiscal 2010 or future periods.

Impact of Inflation

The primary inflationary factor affecting our operations is labor costs and we do not believe that inflation has materially affected earnings during the past four years. Substantial increases in costs and expenses, particularly labor and operating expenses, could have a significant impact on our operating results to the extent that such increases cannot be passed along to customers and end users.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 49%, 54% and 52% of our total revenue for 2004, 2005 and 2006, respectively. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our product more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. There can be no assurances that we will not experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ending March 31, 2004, 2005 and 2006 and the reports of our independent registered public accounting firms, are included in Item 15 of this annual report. The supplementary data required by this item is included in Item 7 of this annual report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Appearing as exhibits to this Form 10-K are the certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) of the Securities and Exchange Act of 1934. This section of the Annual Report includes information concerning the controls, and control evaluations, referred to in the certifications and the report of our independent registered public accounting firm regarding its audit of our internal control over financial reporting and of management’s assessment of internal control over financial reporting.

Evaluation of Our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the three fiscal years ended March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2004, 2005 and 2006.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted in the United States (“GAAP”), and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO and identified the following material weaknesses:

Ineffective design and execution of activities critical to promote a strong tone at the top and to establish a culture of integrity

We did not effectively design and perform certain activities to ensure a sound internal control environment. Specific material weaknesses in internal control over financial reporting relate to:

•	lack of communication regarding the “tone at the top” to evidence management’s commitment to a sound internal control environment;

•

failure to establish a culture of integrity and high ethical standards, including ineffective internal communication of what constitutes proper business practices, code of conduct, and ethical behavior; and

•	insufficient risk assessment process leading to increased likelihood that financial reporting risks are not identified timely and/or appropriately mitigated by necessary controls.

These material weaknesses contributed to material errors in our financial statements.

Insufficient accounting and finance personnel, and inadequate communication of accounting policies

We did not maintain sufficient accounting and finance personnel with an appropriate level of accounting knowledge, experience, and training to identify and resolve certain complex accounting matters. In addition, we did not effectively communicate, execute and enforce corporate accounting policies and procedures, the majority of which were intended to ensure compliance with GAAP. These conditions contributed to the following material weaknesses:

Lack of controls designed to ensure the appropriate recognition of revenue for sales transactions

•

insufficient processes and controls designed to ensure the appropriate selection and application of GAAP to revenue transactions, including those related to: (1) the method of revenue recognition for multiple-element software arrangements; and (2) the recognition of revenue for products held as inventory by certain resellers.

•	failure to design controls to appropriately account for sales returns for our overseas regions; and

•	inadequate design of controls to ensure that appropriate sales documentation is obtained prior to the recording of sales transactions.

These material weaknesses resulted in material errors in the recognition of revenue.

Lack of controls designed to identify and account for certain stock-based compensation transactions

•

inadequate controls designed to identify specific transactions which impact stock-based compensation in either the financial statements or our pro forma footnote disclosures. These transactions included (1) a re-grant program with the board of directors and chief executive officer; and (2) employee grants issued with contingent terms.

This material weakness resulted in material errors in the recording of stock-based compensation expense and the pro forma footnote disclosure.

Lack of controls designed to ensure appropriate accounting for intercompany transactions and foreign currency gains and losses related to intercompany accounts

•	inappropriate design of accounting policies to ensure the appropriate recognition of foreign currency gains and losses related to intercompany accounts; and

•	inadequate design of controls related to the reconciliation and elimination of intercompany account balances.

This material weakness resulted in material errors in the recognition of foreign exchange gains and losses on intercompany transactions.

Failure to adequately support items in our income tax accounts and disclosures

•	ineffective controls over the preparation and review of schedules supporting amounts included in our income tax accounts and footnote disclosures.

This material weakness resulted in material errors to our income tax provisions, accounts, and footnote disclosures.

Insufficient monitoring of financial close process

Decentralized management combined with inadequate headcount in the accounting and finance, human resources and information technology departments led to our regional businesses operating autonomously, which increased the risk of management override and noncompliance with corporate policies. These conditions contributed to the following material weaknesses in internal control over financial reporting:

•	ineffective financial close process to ensure timeliness, accuracy and completeness of the financial statements;

•	inadequate segregation of duties surrounding the preparation, review and posting of period-end consolidating journal entries;

•	lack of monthly preparation and management review of certain significant account reconciliations;

•	inadequate review of local financial statements prior to submission to corporate for consolidation; and

•

inadequate monitoring and communication between corporate and its regions to discuss relevant information affecting the financial close and reporting process, such as significant accounting estimates, inter-company and third party transactions, significant or unusual transactions, and the application of GAAP.

These material weaknesses contributed to material errors to the financial statements.

Insufficient review of sales order entry process

We did not maintain adequate review procedures to ensure the validity, completeness and accuracy of information entered into our sales order processing system, including customer orders and customer master file data. This condition increases the likelihood that there could be material errors in the recognition of revenue.

All of the material weaknesses described above contributed to material errors to our financial statements, which resulted in significant delays in the preparation and issuance of this annual report on Form 10-K.

Because of the material weaknesses described above, we did not maintain effective internal control over financial reporting as of March 31, 2006. Our management’s assessment of the effectiveness of internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Material Weakness Conditions as of March 31, 2005

All of the material weakness conditions as of March 31, 2006, as disclosed above in management’s report on internal control over financial reporting, also existed as of March 31, 2005. In addition, the following material weakness existed as of March 31, 2005:

Inadequate general computer controls and financial application controls at Asia-Pacific subsidiary

As of March 31, 2005, we did not maintain effective general computer controls over the processing environment at our Asia-Pacific subsidiary. General computer control deficiencies which, in the aggregate, constitute a material weakness in internal control over financial reporting relate to:

•	review and authorization of system changes;

•	monitoring and security controls over the computer processing environment;

•	prevention and detection of unauthorized access to the financial application system and the sales database; and

•	segregation of duties relating to sales order management applications.

In combination, these deficiencies could allow employees or other individuals to access and modify programs and data without the authorization of our management, or to initiate transactions inconsistent with assigned duties.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the implementation of general computer controls at our Asia-Pacific subsidiary. To address our general computer control deficiency for our Asia-Pacific subsidiary, we have implemented the following:

•	procedures that require the review and authorization of the Director of Information Technology for all changes to the computer processing environment;

•

monitoring procedures and security controls over the computer processing environment including the installation of a firewall and in intrusion detection system, as well as the implementation of physical access restrictions to the office building and the server room;

•	enhancements to our application controls to prevent and detect unauthorized access to the financial application system and the sales database; and

•	automated access controls to ensure appropriate segregation of duties and monitoring controls to ensure consistency with assigned duties within the sales order management application.

Remedial Measures to Address Material Weaknesses

To address the ineffective design and execution of activities to promote a strong tone at the top and establish a culture of integrity, we have implemented, or are currently in the process of implementing, the following:

•

in April 2006, we adopted a business code of conduct and established corporate governance, insider trading and worldwide sales practices and policies. In addition, we developed a corporate training program to enforce such policies, and introduced an ethics hotline for employees to report any occurrences of unethical or fraudulent business behavior;

•	we are currently in the process of enhancing our corporate compliance program, which implements, communicates and monitors corporate programs and policies;

•	beginning in May 2006, we replaced certain employees with others who exhibited a desire to promote ethical business practices;

•	in June 2006, we implemented bi-quarterly communications from our CEO that focus on proper business conduct and ethics;

•

in April 2006, we implemented a quarterly certification process for our sales personnel, and we are currently in the process of establishing a financial statement sub-certification process for our worldwide accounting and finance personnel;

•	in March 2007, we implemented an end-user purchase order confirmation process; and

•

in September 2006, we began analyzing ways to improve our risk assessment process, and in July 2007, we enhanced the risk assessment process by increasing the involvement of senior management in identifying and evaluating company-wide and business-level financial reporting risks, including those risks associated with fraud.

To address insufficient accounting and finance personnel, and inadequate communication of accounting policies, we have:

•	beginning in April 2006, hired additional personnel whose primary responsibilities are to ensure compliance with SOP 97-2 and other applicable revenue recognition guidance;

•

starting in May 2006, restructured the finance and accounting, human resources, and information technology departments, which involved the reassignment of internal roles and responsibilities, the hiring of additional personnel within these departments, and increased communication between corporate and the operating regions;

•

in June 2006, we hired a bi-lingual controller in our Asia-Pacific region in order to increase the effectiveness of communications between and the regional office and our corporate headquarters and within the accounting and finance group; and

•

implemented more specific corporate accounting policies and procedures, and communicated these to relevant employees and management. This remediation effort commenced in May 2006 and continues to be a high priority remediation item of our current management team.

In addition, relating to the application of GAAP surrounding revenue recognition for software arrangements containing multiple-elements, we have:

•

beginning in May 2006, we enhanced sales, sales returns, and other revenue recognition policies to include clarification of the treatment of product returns and exchanges and the requirements for sales transaction support, and improved the communication related to such policies;

•

starting in April 2006, implemented internal documentation and review procedures concerning our analysis and conclusions pertaining to the application of the software revenue recognition requirements for multiple-element software arrangements; and

•

enhanced training programs for our accounting and non-accounting personnel regarding the application of appropriate methods of revenue recognition for multiple-element software arrangements. Such training was introduced in April 2006 and continues to be improved through current management efforts; and

•	in November 2006, we adopted contract management policies and procedures and are continuing to enhance these policies and procedures.

Further, relating to the timely identification of stock-based compensation transactions, we have:

•	in July 2007, implemented review procedures over the completeness and validity of the equity award information used in calculating stock-based compensation expense.

To address the control deficiencies relating to our sales order entry process, we re-designed the sales order process with additional control activities and monitoring controls. Specific areas of focus include implementing additional review and monitoring procedures, as well as system controls designed to prevent and detect unauthorized access to the sales order system, and reconciliation and review of deferred revenue balances. These remediation efforts began in April 2006 and we continue to make enhancements surrounding the sales order entry process.

As of the date of this report, our remediation efforts continue related to the selection and application of GAAP to revenue and intercompany foreign currency transactions, the financial close process, entity level controls, and other cycle level controls, in order to fully address the material weaknesses described above.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance of achieving the desired control objectives. As a result, any controls and procedures, no matter how well designed and operated, may not prevent or detect misstatements. Internal control over financial reporting also can be circumvented by collusion or improper management override of controls. Projections of any evaluation of control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

BakBone Software Incorporated

San Diego, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BakBone Software Incorporated and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

Ineffective design and execution of activities critical to promote a strong tone at the top and to establish a culture of integrity

The Company did not effectively design and perform certain activities to ensure a sound internal control environment. Specific material weaknesses in internal control over financial reporting relate to:

•	lack of communication regarding the “tone at the top” to evidence management’s commitment to a sound internal control environment;

•

failure to establish a culture of integrity and high ethical standards, including ineffective internal communication of what constitutes proper business practices, code of conduct, and ethical behavior; and

•	insufficient risk assessment process leading to increased likelihood that financial reporting risks are not identified timely and/or appropriately mitigated by necessary controls.

These material weaknesses contributed to material errors in the Company’s financial statements.

Insufficient accounting and finance personnel, and inadequate communication of accounting policies

The Company did not maintain sufficient accounting and finance personnel with an appropriate level of accounting knowledge, experience, and training to identify and resolve certain complex accounting matters. In addition, the Company did not effectively communicate, execute and enforce corporate accounting policies and procedures, the majority of which were intended to ensure compliance with GAAP. These conditions contributed to the following material weaknesses:

Lack of controls designed to ensure the appropriate recognition of revenue for sales transactions

•

insufficient processes and controls designed to ensure the appropriate selection and application of GAAP to revenue transactions, including those related to: (1) the method of revenue recognition for multiple-element software arrangements; and (2) the recognition of revenue for products held as inventory by certain resellers.

•	failure to design controls to appropriately account for sales returns for the Company’s overseas regions; and

•	inadequate design of controls to ensure that appropriate sales documentation is obtained prior to the recording of sales transactions.

These material weaknesses resulted in material errors in the recognition of revenue.

Lack of controls designed to identify and account for certain stock-based compensation transactions

•

inadequate controls designed to identify specific transactions which impact stock-based compensation in either the financial statements or the Company’s pro forma footnote disclosures. These transactions included (1) a re-grant program with the board of directors and chief executive officer; and (2) employee grants issued with contingent terms.

This material weakness resulted in material errors in the recording of stock-based compensation expense and the pro forma footnote disclosure.

Lack of controls designed to ensure appropriate accounting for intercompany transactions and foreign currency gains and losses related to intercompany accounts

•	inappropriate design of accounting policies to ensure the appropriate recognition of foreign currency gains and losses related to intercompany accounts; and

•	inadequate design of controls related to the reconciliation and elimination of intercompany account balances.

This material weakness resulted in material errors in the recognition of foreign exchange gains and losses on intercompany transactions.

Failure to adequately support items in the Company’s income tax accounts and disclosures

•	ineffective controls over the preparation and review of schedules supporting amounts included in the Company’s income tax accounts and footnote disclosures.

This material weakness resulted in material errors to the Company’s income tax provisions, accounts, and footnote disclosures.

Insufficient monitoring of financial close process

Decentralized management combined with inadequate headcount in the accounting and finance, human resources and information technology departments led to the Company’s regional businesses operating autonomously, which increased the risk of management override and noncompliance with corporate policies. These conditions contributed to the following material weaknesses in internal control over financial reporting:

•	ineffective financial close process to ensure timeliness, accuracy and completeness of the financial statements;

•	inadequate segregation of duties surrounding the preparation, review and posting of period-end consolidating journal entries;

•	lack of monthly preparation and management review of certain significant account reconciliations;

•	inadequate review of local financial statements prior to submission to corporate for consolidation; and

•

inadequate monitoring and communication between corporate and its regions to discuss relevant information affecting the financial close and reporting process, such as significant accounting estimates, inter-company and third party transactions, significant or unusual transactions, and the application of GAAP.

These material weaknesses contributed to material errors to the financial statements.

Insufficient review of sales order entry process

The Company did not maintain adequate review procedures to ensure the validity, completeness and accuracy of information entered into the Company’s sales order processing system, including customer orders and customer master file data. This condition increases the likelihood that there could be material errors in the recognition of revenue.

All of the material weaknesses described above contributed to material errors to the Company’s financial statements, which resulted in significant delays in the preparation and issuance of this annual report on Form 10-K.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2006 of the Company and our report dated August 5, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Diego, California August 5, 2008

Item 9B.	Other Information

Not applicable.

PART III

Pursuant to the SEC’s guidance in its response to Question 1.03 of its “Compliance and Disclosure Interpretations – Item 402 of Regulation S-K Executive Compensation,” the Company’s executive compensation disclosure in Part III of this annual report complies with the executive compensation disclosure requirements then in effect for the fiscal year ended March 31, 2006.

Item 10.	Directors and Executive Officers of the Registrant

Directors

Listed below are the seven members of our board of directors whose terms expire at the next annual meeting of shareholders.

Name and Municipality of Residence	Position	Age	Director Since
Ian Bonner	Director	53	2004
James Johnson	President, Chief Executive Officer, and Director	61	2004
J.G. (Jeff) Lawson	Director	39	2000
Douglas Lindroth	Director	41	2007
Neil MacKenzie	Director	64	2000
Bruce Nakao	Director	64	2004
Archie Nesbitt	Director	59	2000

Ian Bonner served as the president, chief executive officer and director of INXIGHT Software, Inc. a leading developer of text analytics software for complex intelligence discovery projects, from June 2004 through July 2007. The company was acquired by Business Objects SA in July 2007. He currently serves on the board of directors for Island Pacific Software (AMEX: IPI), Wireless Matrix Corporation (TSX:WRX) and ITKO Software, a privately held software developer of development and testing tool software. From May 2003 until February 2004, Mr. Bonner was the president and chief executive officer of Sistina Software. Sistina Software was acquired by RedHat, Inc. in December 2003. From April 2001 until March 2003, Mr. Bonner was the president and chief executive officer for Terraspring Software, a privately held developer of infrastructure automation software that was subsequently acquired by Sun Microsystems. From August 1992 to April 2001, Mr. Bonner held various senior management positions at IBM and participated in the internal development and acquisition of Lotus Notes and Tivoli Storage Manager, IBM’s storage management and archiving software. Mr. Bonner received his Bachelor of Commerce from the University of the Witwatersrand and his Post-Graduate Marketing and Advanced Diploma from the University of South Africa.

James Johnson has served as our president, chief executive officer and a director since November 2004. He was also designated as our principal financial officer in September 2007. Mr. Johnson joined us from SoftBrands Inc. Hospitality Group, a software company, where he most recently served as president and chief technology officer. Prior to joining SoftBrands in 2001, Mr. Johnson was president and senior vice president of Asia-Pacific Group of Sterling Commerce, Inc., a former NYSE-listed company specializing in e-commerce software and services, where he also held numerous senior positions during his 20 year career at

Sterling Commerce and Sterling Software. From 1976 to 1982, Mr. Johnson was co-founder and co-president of privately-held Application Development Systems, Inc. where he was instrumental in the development of one of the industry’s first direct attached storage management products. Mr. Johnson earned his bachelor’s degree in Operational Research from California State University, Fresno. Mr. Johnson also serves on the board of directors of Lister Technologies, Ltd.

J.G. (Jeff) Lawson currently serves as Managing Director and Head of Calgary Investment Banking for Blackmont Capital Inc., an independent Canadian securities dealer. Prior to that, Mr. Lawson was a partner and member of the executive committee of Burnet, Duckworth & Palmer LLP, Barristers and Solicitors, a Canadian law firm with offices in Calgary, Alberta, since 1999. Mr. Lawson currently serves on the board of directors of a number of privately and publicly held Canadian companies and charitable organizations. Mr. Lawson received his LLB from the University of Alberta Law School.

Douglas Lindroth served as our chief financial officer from April 2006 to May 2007. Prior to joining BakBone, Mr. Lindroth was senior vice president and chief financial officer for Memec Group Holdings Limited, a privately held company and the world’s leading specialty semiconductor distributor. Mr. Lindroth also held other positions at Memec including vice president of finance for the Americas, chief administrative officer for Atlas Business Services, a subsidiary of Memec, and controller of the Americas. Prior to joining Memec, Mr. Lindroth was a senior audit manager with KPMG. Mr. Lindroth currently serves on the board of directors of Limelight Networks (Nasdaq:LLNW), a leading provider of high-performance content delivery network services. Mr. Lindroth graduated from San Diego State University with a bachelor’s degree in Business Administration with an emphasis in accounting. Mr. Lindroth holds a CPA license in the State of California.

Neil MacKenzie currently serves as a director and vice president for Newpark Drilling Fluids Canada Inc., a subsidiary of Newpark Resources Incorporated (NYSE:NR). From 2004 to 2007, Mr. MacKenzie was chief executive officer and board member for Challenger Energy Corp. (TSX Venture: CHQ, AMEX:CHQ). From 1976 to 1998, Mr. MacKenzie was president of Protec Mud Service Ltd., a privately-held company which he co-founded. Mr. MacKenzie was a director of Southpoint Resources Ltd. from September 2002 to August 2005, and currently serves on the board of directors for Wireless Matrix Corporation (TSX:WRX) and Essential Energy Services Trust (TSX:ESN.UN). Mr. MacKenzie attended the Southern Alberta Institute of Technology.

Bruce Nakao is former senior vice president, finance and administration, and chief financial officer for Ask Jeeves, Inc., an Internet search company, where he served from April 1999 until his retirement in July 2000. Prior to Ask Jeeves, Mr. Nakao was senior vice president, finance and administration and the chief financial officer of Puma Technology (now known as Intellisync Corporation), an enterprise software and service provider, recently purchased by Nokia. Prior to Puma, Mr. Nakao was senior vice president and chief financial officer for Adobe Systems, Inc., where he helped take the company public in August 1986. Earlier in his career, Mr. Nakao held executive-level positions at Ross Systems, Dividend Industries, Inc. and Itel Corp. He was also a member of Arthur Andersen & Company’s audit and consulting staff, during which time he received his California CPA certificate. Mr. Nakao holds a Bachelor of Arts degree in business and economics from the University of Washington and a Masters of Business Administration from Stanford University.

Archie Nesbitt is a lawyer practicing in the natural resources field for the past 28 years and president of A.J. Nesbitt Professional Corp. since 1978. Mr. Nesbitt also serves on the board of directors of a number of publicly and privately held Canadian companies. Mr. Nesbitt holds a Bachelor of Laws degree from the University of Western Ontario and a Bachelor of Commerce degree (with Honors) from Queens (Ontario) University.

Executive Officers and Directors

Currently, all of our directors hold office until the next annual meeting of our shareholders and until their successors have been duly elected and qualified. Our officers are elected and serve at the discretion of our board of directors. There are no family relationships among any of our directors and executive officers.

Committees of the Board of Directors

The board of directors has three committees: the audit committee, the compensation committee and the nominations and corporate governance committee. Each of these committees acts pursuant to a written charter.

Audit Committee. The audit committee is responsible for, among other things, reviewing our financial reporting procedures, internal controls and the performance of our external auditors. The audit committee has direct communication channels with our management and finance group, as well as with our external auditors to discuss and review specific issues as appropriate. The committee is also responsible for reviewing quarterly financial statements and the annual financial statements prior to their approval by the board of directors. The audit committee is presently composed entirely of directors who are both independent and financially literate in compliance with the requirements of the TSX Report multilateral instrument 52-110 (“MI 52-110”). The members of our audit committee are Messrs. Bruce Nakao, J.G. (Jeff) Lawson and Neil MacKenzie. Mr. Nakao, a former certified public accountant, has served as chief financial officer for three public companies in addition to holding a variety of senior financial positions over the past thirty years. Mr. Nakao is an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission. Our board of directors has determined that Mr. Nakao and Mr. MacKenzie are also independent under the rules of the Securities and Exchange Commission and the NASDAQ Marketplace Rules.

Compensation Committee. The members of our compensation committee are Messrs. Ian Bonner, J.G. (Jeff) Lawson and Archie Nesbitt. The compensation committee reviews and makes recommendations to our board of directors concerning the compensation and benefits of our executive officers and directors, oversees the administration of our stock option and employee benefits plans, and reviews general policies relating to compensation and benefits. The Committee also ensures we comply with corporate and securities legislation with respect to executive compensation disclosure in our securities regulatory filings.

Nominations and Corporate Governance Committee. The nominations and corporate governance committee identifies prospective candidates for the board of directors, recommends nominees for election to our board, develops and recommends board member selection criteria, reviews individual director performance, considers committee member qualification, recommends corporate governance principles to the board, reviews and approves our corporate governance policies and programs, and provides oversight in the evaluation and composition of the board and each committee. The members of our nominations and corporate governance committee are Messrs. J.G. (Jeff) Lawson and Ian Bonner.

Executive Officers

The following sets forth certain information regarding certain of our officers as of July 18, 2008. Information pertaining to Mr. Johnson, who is both a director and an executive officer of the Company, may be found in the section entitled “Directors.”

Kenneth Horner, age 40, has served as our senior vice president, corporate development and strategy, since September 2005. Mr. Horner is also responsible for leading our North America sales team. Prior to joining BakBone, Mr. Horner was vice president of worldwide marketing and channel operations at DataCore Software from October 2000 to January 2004. In this capacity, Mr. Horner spent time successfully leading corporate partnering, worldwide market and multi-tiered channel definition, technology acquisition and strategic alliance efforts on a global basis. From June 1994 through October 1998, Mr. Horner served as part of Seagate Software’s executive management team and was instrumental in building and managing the Storage Management Group, including the development of the Backup Exec product line, from its inception (as Arcada Software) through its sale to Veritas. Mr. Horner has also held senior management positions at Sterling Software, Tech Data Corporation, and Rexon/WangTek.

Todd Knapp, age 33, currently serves as vice president, corporate controller. Mr. Knapp joined BakBone in April 2002 as corporate controller. Prior to joining BakBone, Mr. Knapp was the controller for SkyDesk, Inc., a data storage and management company, from April 2000 to April 2002. From September 1997 to April 2000, Mr. Knapp worked for the accounting firm of Arthur Andersen. Mr. Knapp holds a B.S. in Business Administration with an emphasis in accounting from the University of Georgia. Mr. Knapp is a certified public accountant and a member of the American Institute of Certified Public Accountants.

Dan Woodward, age 47, has served as senior vice president, product delivery since February 2007. Prior to this, Mr. Woodward served as our vice president, quality assurance since June 2006. Mr. Woodward joined BakBone in April 2006 as director of worldwide information systems. Prior to joining BakBone, Mr. Woodward accumulated a wide range of depth and experience in conceptualizing and delivering strategic solutions in the quality and engineering arenas with functional expertise in operations, sales, marketing, and finance. From September 2002 to June 2006, Mr. Woodward served as a management consultant and adviser to a number of software and related high-tech firms, including BakBone Software, Inc. during the period of February 2005 to March 2006. From May 1999 to September 2002, Mr. Woodward served as chairman and chief executive officer of Enherent Corp., a publicly held software company. From August 1997 to May 1999, he held the positions of president, communications industry, vice president, marketing - communications, entertainment and media at Electronic Data Systems Corporation (“EDS”). Before joining EDS, Mr. Woodard spent 15 years at IBM, most recently leading the IBM Global Services portfolio for the Southwest US as vice president & area general manager.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2006, all Section 16(a) filing requirements were complied with in a timely manner.

Code of Ethics

We have a Code of Business Conduct and Ethics Policy that applies to all employees, including our principal executive financial and accounting officers. A copy of this code is available on our website at www.bakbone.com/Company. We intend to disclose any changes in or waivers from its code of ethics by posting such information on our website or by filing a Form 8-K.

Item 11.	Executive Compensation and Other Matters

Summary Compensation Table

The following table summarizes the compensation paid to or earned by our chief executive officer and our other four most highly compensated executive officers (the “Named Executive Officers”) whose total annual salary and bonus during the fiscal year ended March 31, 2006 exceeded $100,000.

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation Awards		All Other Compen- sation(9) ($)
		Salary(1) ($)	Bonus(1) ($)	Other Annual Compensation(8) ($)	Securities Underlying Options/SARs Granted (#)	Restricted Stock Award(s) ($)
James Johnson(2)	2006	260,417	175,000	—	—	—	—
President and Chief	2005	104,167	62,500	—	1,300,000	—	—
Executive Officer	2004	—	—	—	—	—	—
John Fitzgerald(3)	2006	211,410	46,800	—	—	—	—
Former Chief Financial	2005	191,404	9,431	—	—	—	—
Officer	2004	160,000	25,800	—	—	—	—
Fabrice Helliker(4)	2006	161,958	23,647	51,667	—	—	100,000
Former Vice President,	2005	199,764	32,623	30,058	—	—	3,856
Engineering	2004	169,901	46,971	39,369	—	—	14,340
Kenneth Horner(5)	2006	131,250	42,188	—	—	—	—
Senior Vice President,	2005	—	—	—	—	—	—
Corporate Development and Strategy	2004	—	—	—	—	—	—
Mark Milford(6)	2006	215,064	126,350	—	—	—	—
Former Senior Vice	2005	—	—	—	—	—	—
President, Worldwide Sales	2004	—	—	—	—	—	—
Doug Spencer(7)	2006	220,281	67,126	—	—	—	—
Former Vice President,	2005	42,942	9,297	—	—	—	—
Research and Development	2004	—	—	—	—	—	—

Notes:

(1)	Includes amounts (if any) deferred at the Named Executive Officer’s option under BakBone’s 401(k) plan.

(2)	Mr. Johnson became our president and chief executive officer on November 1, 2004.

(3)	Mr. Fitzgerald served as our chief financial officer from January 8, 2001 to April 25, 2006.

(4)	Mr. Helliker served as our vice president, engineering, from March 16, 2000 to January 1, 2006.

(5)	Mr. Horner served as our senior vice president, corporate development and strategy, since September 1, 2005.

(6)	Mr. Milford was our senior vice president, worldwide sales, from March 23, 2005 through March 5, 2007.

(7)	Mr. Spencer was our vice president, research and development, from January 18, 2005 through February 28, 2007.

(8)	Includes (A) $26,667, $26,667 and $51,667, representing the reimbursement of relocation expenses to Mr. Helliker, in fiscal 2004, 2005 and 2006, respectively, and (B) $12,702 and $3,391, representing the reimbursement of automobile expenses to Mr. Helliker, in fiscal 2004 and 2005, respectively.

(9)	Includes (A) $100,000, representing severance benefits payable under a termination agreement with Mr. Helliker, in fiscal 2006 and (B) $14,340 and $3,856, representing the Company’s allocation to a pension plan on behalf of Mr. Helliker, in fiscal 2004 and 2005, respectively.

Option Grants in Fiscal Year

In the fiscal year ended March 31, 2006, we did not grant any options to purchase our common shares to employees, directors or consultants.

Options Exercised and Year-End Option Holdings

The following table sets forth the aggregate options exercised in the year ended March 31, 2006 and the number of unexercised stock options and the value of in-the-money stock options held by the Named Executive Officers as of March 31, 2006.

Name and Principal Position	Common Shares Acquired on Exercise (#)	Aggregate Net Value Realized ($)	Number of Common Shares Underlying Unexercised Stock Options at March 31, 2006 (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Stock Options at March 31, 2006(1) ($) Exercisable/Unexercisable
James Johnson	—	—	433,333/866,667	$493,088/$986,177
John Fitzgerald	—	—	337,500/0	260,866/0
Fabrice Helliker	—	—	212,500/0	83,049/0
Kenneth Horner	—	—	—	—
Mark Milford	—	—	—	—
Doug Spencer	—	—	—	—

Notes:

(1)	The “Value of Unexercised In-the-Money Stock Options at March 31, 2006” is calculated based on the difference between the fair market value of our common shares on March 31, 2006 and the exercise price for the shares underlying the option, multiplied by the number of shares issuable upon exercise of the options.

Executive Employment Agreements

We entered into a letter agreement with Mr. James Johnson, our president and chief executive officer, dated October 28, 2004. Pursuant to this letter agreement, Mr. Johnson receives an annual salary, currently $250,000, and may be eligible to receive an annual bonus, currently $150,000, based on the achievement of specific performance goals. In addition, under the terms of the letter agreement, Mr. Johnson was issued a Company stock option to purchase 1,300,000 common shares. This option is scheduled to vest annually over four years, with the first 25% of the options vesting on the anniversary of Mr. Johnson’s commencement of employment with us, provided however, that the option will automatically become 100% vested upon a change in control of the Company. In addition, in the event of a change in control, all unvested stock options held by Mr. Johnson will become fully vested. Mr. Johnson or the Company may terminate the employment relationship at any time. Pursuant to the letter agreement, if Mr. Johnson is terminated without cause, then he will be entitled to a severance benefit of twelve months’ base salary. In addition, the vesting of the stock option grant (and any other unvested Company compensatory equity awards that Mr. Johnson holds at the termination date) shall accelerate on the termination date as if Mr. Johnson had been employed for an additional 12-month period after the termination date.

We entered into an employment agreement with Mr. Douglas Lindroth, our former chief financial officer, on April 27, 2006. Pursuant to this employment agreement, Mr. Lindroth received a signing bonus of $50,000, less payroll deductions and withholdings, and was entitled to an annual salary of $275,000. Mr. Lindroth was eligible to receive an annual bonus during his second full year of employment, based on the achievement of specific performance goals and as determined by the chief executive officer and the compensation committee of the board of directors in their sole discretion. In addition, under the terms of this agreement, the

Company’s board of directors approved a Restricted Stock Unit (“RSU”) grant of 300,000 shares, effective with the commencement of employment. The RSUs were to vest 50% after two years and in equal annual installments over the subsequent two years. Mr. Lindroth resigned from the company effective May 18, 2007 and was elected to our board of directors on May 4, 2007. Pursuant to a Transition and Release Agreement dated May 4, 2007, Mr. Lindroth’s RSUs will continue to vest pursuant to the original terms of the award as long as he continues to serve on the board of directors.

Change in Control Agreements

We have entered into Change in Control Letter Agreements with certain management members, including our current executive officers. The agreements identify the additional employment benefits to be provided to these individuals in the event of a change in control, defined by the agreements as one or more of the following events, whether in a single transaction or a series of related transactions: (i) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than fifty percent of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; (ii) the sale, transfer or other disposition of all or substantially all of the Company’s assets; (iii) any transaction as a result of which any person or related group of persons becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of securities of the Company representing at least fifty percent (50%) of the total voting power represented by the Company’s then outstanding voting securities, other than as a result of the new issuance of securities by the Company in any transaction or series of related transactions determined by the board of directors to be for the primary purpose of raising capital; or (iv) a liquidation or dissolution of the Company.

The additional benefits identified in the agreements shall be provided by the Company subsequent to a change in control event if, within twelve months following the consummation of the change in control, the employment of an individual is terminated by the Company without cause, as defined by the agreements, or voluntarily by an individual for good reason, as defined by the agreements. The additional benefits consist of: (i) severance payment in the amount equal to a specified period, as defined in the individual agreements, of base salary in effect as of the termination date; (ii) continuation of health care benefits for a specified period, as defined in the individual agreements, following the termination date; and (iii) acceleration of stock option vesting to fully vested status for any unvested stock option awards as of the date of termination.

Compensation of Directors

Each of our non-employee directors is paid: an annual retainer of $25,000 payable quarterly in arrears, except for the chairperson of the audit committee who receives an annual retainer of $50,000; $1,000 per board meeting attended in person or $500 per board meeting attended by teleconference; and reimbursement of reasonable expenses incurred in connection with attending board and committee meetings. The chairperson of each of our committees is entitled to receive $2,000 per annum for acting in such capacity and other committee members are entitled to receive $750 for each committee meeting attended. Upon their election to our board of directors, each of our non-employee directors is granted an initial option to purchase up to 150,000 common shares at the then fair market value pursuant to the terms of our 2003 Stock Option Plan. This option is fully vested on the date of grant. Our compensation committee and our board of directors review option grants for directors on an annual basis and our directors are eligible for discretionary option grants under the terms of our 2003 Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has ever been one of our officers or employees. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the beneficial ownership of our shares as of July 18, 2008, assuming conversion of all of our outstanding preferred shares into common shares, by:

•	each person we know to be the beneficial owner of 5% or more of our outstanding common shares;

•	each Named Executive Officer listed in the Summary Compensation Table under the heading “Executive Compensation;”

•	each of our current directors; and

•	all of our current executive officers and directors as a group.

Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each shareholder identified in the table below possesses sole voting and investment power with respect to all of our shares shown as beneficially owned by such shareholder. Unless otherwise specified, the address of the individuals listed below is c/o BakBone Software Incorporated, 9540 Towne Centre Drive, Suite 100, San Diego, California 92121.

	Common Shares Owned		Series A Preferred Shares Owned		Common Shares on an As- Converted Basis
Name or Group of Beneficial Owners	Number of Shares	Percentage of Class(1)	Number of Shares	Percentage of Class(1)	Number of Shares	Percentage of Class(1)
5% Shareholders:
Entities managed by VantagePoint Venture Partners(2)	79	*	18,000,000	100%	18,000,079	21.8
1001 Bayhill Drive, Suite 300
San Bruno, CA 94066
John A. Kryzanowski(3)	6,281,100	9.7	—	—	6,281,100	7.6
101 California Street, 46th Floor
San Francisco, CA 94111
Platinum Management (NY) LLC (4)	5,014,500	7.8	—	—	5,014,500	6.1
152 West 57th Street
New York, New York 10019
Named Executive Officers:
James R. Johnson(5)	1,245,833	1.9	—	—	1,245,833	1.5
John Fitzgerald(6)	373,181	*	—	—	373,181	*
Fabrice Helliker(7)	215,051	*	—	—	215,051	*
Kenneth Horner	—	—	—	—	—	—
Mark Milford(8)	—	—	—	—	—	—
Doug Spencer(9)	—	—	—	—	—	—
Current Directors:
Ian Bonner(10)	150,000	*	—	—	150,000	*
J.G. (Jeff) Lawson(11)	343,050	*	—	—	343,050	*
Douglas Lindroth(12)	90,435	*	—	—	90,435	*
Neil MacKenzie(13)	672,675	1.0	—	—	672,675	*
M. Bruce Nakao(14)	150,000	*	—	—	150,000	*
Archie Nesbitt(15)	651,716	1.0	—	—	651,716	*
Current executive officers and directors as a group (10 persons) (16)	3,377,209	5.0	—	—	3,377,209	4.0

*	Represents less than 1%.

(1)	Applicable percentage ownership is based on 64,632,793 of our common shares and 18,000,000 preferred shares outstanding as of July 18, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Our common shares subject to options or warrants currently exercisable, or exercisable within 60 days after July 18, 2008, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes 16,294,242 shares held by VantagePoint Venture Partners IV (Q), L.P., 1,633,237 shares by VantagePoint Venture Partners IV, L.P., and 72,600 shares held by VantagePoint Venture Partners IV Principals Fund, L.P. (each of the foregoing entities collectively referred to herein as “VantagePoint”).

(3)	Information obtained from Mr. Kryzanowski’s Amendment No. 3 to Schedule 13G filed with the Securities and Exchange Commission on January 7, 2008. Mr. Kryzanowski is the sole beneficial owner of 6,281,100 common shares, for which he has sole voting and dispositive power.

(4)	Information obtained from Amendment No. 3 Schedule 13D filed with the Securities and Exchange Commission on March 4, 2008.

(5)	Includes options to purchase up to 1,245,833 of our common shares held by Mr. Johnson exercisable within 60 days of July 18, 2008.

(6)	Includes options to purchase up to 337,500 of our common shares held by Mr. Fitzgerald exercisable within 60 days of July 18, 2008. The amount of common shares owned by Mr. Fitzgerald is provided to the best of the Company’s knowledge, but as Mr. Fitzgerald is no longer an employee of the Company or required to file reports under Section 16(a) of the Exchange Act, the Company is unable to verify this share ownership information.

(7)	Includes options to purchase up to 212,500 of our common shares held by Mr. Helliker exercisable within 60 days of July 18, 2008. The amount of common shares owned by Mr. Helliker is provided to the best of the Company’s knowledge, but as Mr. Helliker is no longer an employee of the Company or required to file reports under Section 16(a) of the Exchange Act, the Company is unable to verify this share ownership information.

(8)	The amount of common shares owned by Mr. Milford is provided to the best of the Company’s knowledge, but as Mr. Milford is no longer an employee of the Company or required to file reports under Section 16(a) of the Exchange Act, the Company is unable to verify this share ownership information.

(9)	The amount of common shares owned by Mr. Spencer is provided to the best of the Company’s knowledge, but as Mr. Spencer is no longer an employee of the Company or required to file reports under Section 16(a) of the Exchange Act, the Company is unable to verify this share ownership information.

(10)	Includes options to purchase up to 150,000 of our common shares held by Mr. Bonner exercisable within 60 days of July 18, 2008.

(11)	Includes options to purchase up to 200,000 of our common shares held by Mr. Lawson exercisable within 60 days of July 18, 2008.

(12)	In the April 27, 2006 employment agreement with Mr. Lindroth, the Company’s board of directors approved a restricted stock unit (RSU) grant of 300,000 shares, effective with the commencement of employment. The RSUs vest 50% after two years and in equal annual installments over the subsequent two years.

(13)	Includes options to purchase up to 250,000 of our common shares held by Mr. MacKenzie exercisable within 60 days of July 18, 2008.

(14)	Includes options to purchase up to 150,000 of our common shares held by Mr. Nakao exercisable within 60 days of July 18, 2008.

(15)	Includes options to purchase up to 400,000 of our common shares held by Mr. Nesbitt exercisable within 60 days of July 18, 2008.

(16)	Includes options to purchase up to 2,455,833 of our common shares held by our current executive officers and directors and currently exercisable, or exercisable within 60 days of July 18, 2008.

Equity Compensation Plans

Information about our equity compensation plans at March 31, 2006 as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	5,866,937	$1.50	3,983,353
Equity compensation plans not approved by security holders	—	—	—

Total	5,866,937	$1.50	3,983,353

(1)	Consists of three plans: our 2000 Stock Option Plan, 2002 Stock Option Plan and 2003 Stock Option Plan.

Additional information regarding our stock option plans and plan activity for fiscal 2004, 2005 and 2006 is provided in our consolidated financial statements. See Notes to Consolidated Financial Statements, Note 8—”Stock-based Compensation”.

Item 13.	Certain Relationships and Related Transactions

Until September 2007, J.G. (Jeff) Lawson, a director of the Company, was a partner and member of the Executive Committee of Burnet, Duckworth & Palmer LLP, Barristers and Solicitors, a Canadian law firm that provides legal services to the Company. Since April 1, 2005, the Company has paid the associated law firm $0.2 million relating to the services rendered. The Company owed the associated law firm $20,000 at March 31, 2006.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for audit services billed by Deloitte & Touche LLP for the fiscal years ending March 31, 2005 and 2006, as well as fees billed for other services rendered by Deloitte & Touche LLP during this period:

Type of Fees	2005	2006
Audit Fees(1)	$3,791,727	$2,507,038
Audit Related Fees(2)	—	—
Tax Fees(3)	52,055	35,727
All Other Fees(4)	—	—

Total Fees	$3,843,782	$2,542,785

(1)	Amounts reportable as Audit Fees include fees billed for professional services rendered for the audits of the Company’s fiscal 2005 and 2006 consolidated annual financial statements and internal control over financial reporting, review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.

(2)	Amounts reportable as Audit Related Fees include fees billed in fiscal 2005 and 2006 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Amounts reportable as Tax Fees include fees billed in fiscal 2005 and 2006 for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	Amounts reportable as All Other Fees include fees billed in fiscal 2005 and 2006 for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditors

The audit committee’s policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The audit committee has delegated pre-approval authority to its chairperson when expedition of services is necessary. The independent auditors and management are required to periodically report to the full audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Of the fees paid to the independent auditors under the categories Audit Related, Tax and All Other Fees described above, 100% were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

BakBone Software Incorporated

San Diego, California

We have audited the accompanying consolidated balance sheets of BakBone Software Incorporated and subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the two years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of BakBone Software Incorporated and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 5, 2008 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

San Diego, California

August 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

BakBone Software Incorporated

We have audited the consolidated balance sheet of BakBone Software Incorporated and subsidiaries (the “Company”) as of March 31, 2004, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BakBone Software Incorporated and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, the Company has restated its consolidated financial statements as of March 31, 2004 and for the year then ended.

/s/ KPMG LLP

San Diego, California

June 25, 2004, except for Note 14, as to which the date is August 5, 2008

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

March 31, 2004, 2005 and 2006

(in thousands, except share data)

	March 31,
	2004	2005	2006
	(restated –see Note 14)
ASSETS
Current assets:
Cash and cash equivalents	$19,399	$19,528	$9,518
Accounts receivable, net of allowances for doubtful accounts and sales returns of $503, $230 and $224, respectively	7,021	7,773	8,372
Other assets	1,286	849	917

Total current assets	27,706	28,150	18,807
Property and equipment, net	1,942	1,653	3,468
Intangible assets, net	111	55	2,375
Goodwill	4,269	4,269	7,615
Other assets	762	798	1,593

Total assets	$34,790	$34,925	$33,858

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$926	$2,619	$2,218
Accrued liabilities, including an allowance for sales returns of $41, $101 and $131, respectively	3,895	4,932	6,314
Current portion of deferred revenue	15,976	25,590	30,363

Total current liabilities	20,797	33,141	38,895
Deferred revenue, excluding current portion	28,733	35,202	38,130
Other liabilities	42	3	1,036

Total liabilities	49,572	68,346	78,061

Commitments and contingencies (Note 9 and 11)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000,000 shares authorized at March 31, 2004, 2005 and 2006, 18,000,000 issued and outstanding at March 31, 2004, 2005 and 2006, liquidation preference of $20,650, $22,194 and $23,134, respectively	11,160	11,160	11,160
Share capital, no par value, unlimited shares authorized, 64,526,608, 64,542,358 and 64,542,358 shares issued and outstanding at March 31, 2004, 2005, 2006, respectively	149,294	149,163	150,036
Employee benefit trust	(5)	(17)	(28)
Deferred compensation	(800)	(264)	(81)
Accumulated deficit	(172,065)	(190,947)	(205,782)
Accumulated other comprehensive (loss) gain	(2,366)	(2,516)	492

Total shareholders’ deficit	(14,782)	(33,421)	(44,203)

Total liabilities and shareholders’ deficit	$34,790	$34,925	$33,858

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2004, 2005 and 2006

(in thousands, except per share and share data)

	Year ended March 31,
	2004	2005	2006
	(restated –see Note 14)
Revenues	$12,251	$22,086	$35,052
Cost of revenues	2,994	4,102	4,700

Gross profit	9,257	17,984	30,352

Operating expenses:
Sales and marketing	15,798	19,254	22,557
Research and development	4,728	6,534	9,041
General and administrative	5,954	10,888	12,647

Total operating expenses	26,480	36,676	44,245

Operating loss	(17,223)	(18,692)	(13,893)
Interest income	86	219	205
Interest expense	(87)	(32)	(50)
Foreign exchange gain (loss), net	200	(45)	(751)
Other (expense) income, net	(81)	(13)	21

Loss before income taxes	(17,105)	(18,563)	(14,468)
Provision for income taxes	642	319	367

Net loss	(17,747)	(18,882)	(14,835)
Beneficial conversion feature on preferred stock	(13,640)	—	—

Net loss attributable to common shareholders	$(31,387)	$(18,882)	$(14,835)

Net loss per common share:
Basic and diluted	$(0.52)	$(0.29)	$(0.23)

Weighted-average common shares outstanding:
Basic and diluted	60,882,811	64,527,609	64,529,358

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

Years ended March 31, 2004, 2005 and 2006

(in thousands, except share data)

	Series A convertible preferred stock		Share capital		Share capital held by subsidiary	Employee benefit trust	Deferred compen- sation	Accumulated deficit	Accumulated other compre- hensive (loss) gain	Compre- hensive loss	Total share- holders’ deficit
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2003 (as originally presented)	—	$—	58,625,216	$143,543	$(66)	$(1)	$(359)	$(135,305)	$(756)		$7,056
Beginning balance restatement	—	—	—	382	—	—	(100)	(19,013)	62		(18,669)
BALANCE, MARCH 31, 2003 (as restated, Note 14)	—	—	58,625,216	143,925	(66)	(1)	(459)	(154,318)	(694)		(11,613)
Preferred offering, net of offering costs	22,000,000	13,640	—	—	—	—	—	—	—		13,640
Allocation of preferred proceeds to beneficial conversion feature on preferred stock (as restated, Note 14)	—	(13,640)	—	13,640	—	—	—	—	—		—
Amortization of beneficial conversion feature (as restated, Note 14)	—	13,640	—	(13,640)	—	—	—	—	—		—
Conversion of preferred shares to share capital	(4,000,000)	(2,480)	4,000,000	2,480	—	—	—	—	—		—
Change in fair value of unallocated Employee Benefit Trust shares	—	—	—	4	—	(4)	—	—	—		—
Issuance of share capital upon exercise of stock options	—	—	416,960	500	—	—	—	—	—		500
Issuance of share capital upon exercise of warrants	—	—	1,484,432	1,217	—	—	—	—	—		1,217
Sales of share capital held by subsidiary	—	—	—	(49)	66	—	—	—	—		17
Deferred compensation related to issued and cancelled awards (as restated, Note 14)	—	—	—	1,217	—	—	(1,217)	—	—		—
Stock-based compensation (as restated, Note 14)	—	—	—	—	—	—	876	—	—		876
Comprehensive loss:
Net loss (as restated, Note 14)	—	—	—	—	—	—	—	(17,747)	—	$(17,747)	(17,747)
Unrealized gain on equity securities (as restated, Note 14)	—	—	—	—	—	—	—	—	12	12	12
Foreign currency translation adjustment (as restated, Note 14)	—	—	—	—	—	—	—	—	(1,684)	(1,684)	(1,684)

Comprehensive loss (as restated, Note 14)										$(19,419)

BALANCE, MARCH 31, 2004 (as restated, Note 14)	18,000,000	$11,160	64,526,608	$149,294	$—	$(5)	$(800)	$(172,065)	$(2,366)		$(14,782)
Change in fair value of unallocated Employee Benefit Trust shares	—	—	—	12	—	(12)	—	—	—		—
Issuance of share capital upon exercise of stock options	—	—	15,750	18	—	—	—	—	—		18
Deferred compensation related to cancelled awards	—	—	—	(214)	—	—	214	—	—		—
Stock-based compensation	—	—	—	53	—	—	322	—	—		375
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(18,882)	—	$(18,882)	(18,882)
Unrealized loss on equity securities	—	—	—	—	—	—	—	—	(84)	(84)	(84)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(66)	(66)	(66)

Comprehensive loss										$(19,032)

BALANCE, MARCH 31, 2005	18,000,000	$11,160	64,542,358	$149,163	$—	$(17)	$(264)	$(190,947)	$(2,516)		$(33,421)

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

Years ended March 31, 2004, 2005 and 2006

(in thousands, except share data)

	Series A convertible preferred stock		Share capital		Share capital held by subsidiary	Employee benefit trust	Deferred compen- sation	Accumulated deficit	Accumulated other compre- hensive (loss) gain	Compre- hensive loss	Total share- holders’ deficit
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2005	18,000,000	$11,160	64,542,358	$149,163	$—	$(17)	$(264)	$(190,947)	$(2,516)		$(33,421)
Change in fair value of unallocated Employee Benefit Trust shares	—	—	—	11	—	(11)	—	—	—		—
Deferred compensation related to cancelled awards	—	—	—	(96)	—	—	96	—	—		—
Stock-based compensation	—	—	—	958	—	—	87	—	—		1,045
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(14,835)	—	$(14,835)	(14,835)
Unrealized gain on equity securities	—	—	—	—	—	—	—	—	103	103	103
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	2,905	2,905	2,905

Comprehensive loss										$(11,827)

BALANCE, MARCH 31, 2006	18,000,000	$11,160	64,542,358	$150,036	$—	$(28)	$(81)	$(205,782)	$492		$(44,203)

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2004, 2005 and 2006

(in thousands)

	Year ended March 31,
	2004	2005	2006
	(restated –see Note 14)
Cash flows from operating activities:
Net loss	$(17,747)	$(18,882)	$(14,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	964	1,064	1,172
Loss on disposal of capital assets	—	—	99
Stock-based compensation	876	375	1,045
Operating expenses funded by financing arrangement	—	—	174
In process research and development costs expensed upon investment acquisition	—	—	73
Provision for bad debt	495	200	—
Changes in assets and liabilities:
Accounts receivable	(3,165)	(952)	(323)
Other assets	(506)	317	(287)
Accounts payable	61	1,615	(419)
Accrued and other liabilities	705	1,053	609
Deferred revenue	19,158	16,072	10,445

Net cash provided by (used in) operating activities	841	862	(2,247)

Cash flows from investing activities:
Proceeds from sale of capital assets	—	—	8
Cash paid for acquisition of Constant Data, Inc., net of cash received	—	—	(5,160)
Capital expenditures	(534)	(623)	(1,556)
Deposits of restricted cash	—	—	(303)

Net cash used in investing activities	(534)	(623)	(7,011)

Cash flows from financing activities:
Payments on capital lease obligations	(115)	(56)	(145)
Payments on long term debt obligations	(1,652)	—	(42)
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	13,640	—	—
Proceeds from exercise of stock options	500	18	—
Proceeds from exercise of warrants	1,217	—	—
Proceeds from sale of share capital held by subsidiary	17	—	—

Net cash provided by (used in) financing activities	13,607	(38)	(187)

Effect of exchange rate changes on cash and cash equivalents	440	(72)	(565)

Net increase (decrease) in cash and cash equivalents	14,354	129	(10,010)
Cash and cash equivalents, beginning of period	5,045	19,399	19,528

Cash and cash equivalents, end of period	$19,399	$19,528	$9,518

Cash paid during the period for:
Interest	$120	$32	$50
Income taxes	$145	$198	$459
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital leases	$70	$—	$1,081
Capital expenditures funded by financing arrangement	$—	$—	$166
Capital expenditures included in accounts payable at end of period	$35	$112	$160
Liabilities assumed in acquisition:
Fair value of assets acquired	—	—	$6,089
Cash paid for the capital stock, including direct acquisition costs	—	—	$5,178

Liabilities assumed	$—	$—	$911

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Description of Business

BakBone Software Incorporated (“BakBone” or the “Company”), a Canadian federal company, provides software-based, data protection solutions that enable the backup, recovery and overall availability of business data and information. The Company primarily markets and sells software through an indirect sales channel comprised of storage-focused resellers, distributors and original equipment manufacturers (“OEMs”). The Company’s end users consist of domestic and international businesses and organizations of all sizes and industries, as well as foreign and domestic government agencies and educational institutions. BakBone operates in three primary regions: North America; Asia-Pacific; and Europe, Middle East and Africa, or EMEA, through its three respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, and BakBone Software Ltd.

Basis of Presentation

The accompanying consolidated financial statements of BakBone as of and for the years ended March 31, 2004, 2005 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates and reports using a fiscal year ended March 31.

Reclassifications

For fiscal 2004, stock-based compensation expense was previously reported separately and has been reclassified in the accompanying consolidated financial statements to conform to the current period presentation. This reclassification increased sales and marketing expense, research and development expense, and general and administrative expense for the year ended March 31, 2004. The Company has also reclassified the following amounts for fiscal 2004 to conform with current period presentation: (i) product management expenses of $0.4 million, which were previously reported in research and development expense, have been reclassified to sales and marketing expense; (ii) amortization expense of $55,000, has been reclassified to sales and marketing expense; and (iii) interest income of $86,000, which was previously reported net with interest expense.

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

Foreign Currency

Asset and liabilities of the Company’s foreign subsidiaries have been translated into U.S. dollars using the current exchange rates in effect at the balance sheet date. Revenue and expenses have been translated at average exchange rates, which approximate the rates in effect at the transaction dates. Foreign currency translation gains and losses are included in “Accumulated other comprehensive loss” as a separate component of shareholders’ deficit. Certain transactions of the Company’s foreign subsidiaries are denominated in currencies other than the subsidiaries’ functional currency. Gains or losses resulting from these transactions are included in the Company’s results of operations as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market instruments, commercial paper and other highly liquid investments with original maturities of three months or less from the date of purchase.

Restricted Cash

Certain lease agreements require the Company to maintain minimum cash balances in a pledged deposit account as collateral for the outstanding payment obligations until the lease term expires in fiscal 2011. These cash deposits totaled $0.3 million as of March 31, 2006 and are recorded as long-term other assets in the consolidated balance sheet.

Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash in short-term investments with high quality financial institutions.

During the fiscal year ended March 31, 2006, two OEM customers, Network Appliance and NCR Teradata, accounted for 14% and 10%, respectively, of consolidated revenues. During the fiscal years ended March 31, 2005 and 2004, NCR Teradata, accounted for 11% and 12%, respectively, of consolidated revenues. As of March 31, 2006, 2005, and 2004 NCR Teradata accounted for 12%, 14%, and 11%, respectively, of consolidated accounts receivable.

Fair Value of Financial Instruments

The carrying amounts shown for the Company’s accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. The fair value of available-for-sale securities is determined based on quoted market prices.

Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the assets’ useful lives as follows:

Computer equipment and software	3–5 years
Furniture and fixtures	5–7 years
Leasehold improvements and capital lease assets	Shorter of estimated useful life or life of lease (from 3 to 5 years)

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held-for-sale would be presented separately in the appropriate asset and liability sections of the balance sheet, if material.

In fiscal 2004, 2005 and 2006, the Company did not recognize any impairments of long-lived assets.

Goodwill and Intangible Assets

The Company has recorded goodwill in connection with business acquisitions. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company reviews its goodwill for impairment as of April 1st of each fiscal year or when an event or a change in circumstances indicates the fair value of a reporting unit may be below its carrying amount. For segment reporting, the Company reports its results of operations based on a single operating segment which consists of our NetVault product line. SFAS 142 defines a reporting unit as an operating segment, or one unit below. For purposes of its annual goodwill impairment analysis, the Company divides its operating segment into reporting units, which are based on its geographic reporting entities: North America, Asia-Pacific, and EMEA. Events or changes in circumstances considered as impairment indicators include but are not limited to the following:

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

The annual goodwill impairment test consists of a two-step process as follows:

Step 1. The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying value of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenues, or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company then performs the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. If further analysis is required, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

In fiscal 2004, 2005 and 2006, the Company did not recognize any impairment of goodwill or intangible assets.

Employee Benefit Trust (“EBT”)

In connection with an acquisition of a company in the United Kingdom in March 2000, 2,100,000 of the Company’s common shares were placed in trust and allocated to United Kingdom employees. Upon allocation of EBT shares to employees, the Company recorded the intrinsic value of the shares as deferred compensation and amortizes the intrinsic value to stock-based compensation expense over the applicable vesting period. The Company records the aggregate value of unallocated EBT shares in share capital and in employee benefit trust, a contra equity account, using the fair value of its common shares as of the end of each reporting period.

The Company incurs a National Insurance Contribution (“NIC”) liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT. The NIC liability incurred equates to a percentage of the fair value of common shares removed on the date of removal. The Company recognizes the NIC liability in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-16, “Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation”. Accordingly, the NIC liability for EBT related employee payroll taxes is recognized on the date of the event triggering the measurement and payment of the tax to the taxing authority.

Revenue Recognition

The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants, Statements of Position 97-2, Software Revenue Recognition. The Company derives revenues from licensing software and maintenance services as well as professional services from two distinct groups of customers: resellers and OEMs.

The Company licenses its software to its reseller customers under multiple-element arrangements involving a combination of software, post-contract support and/or professional services. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of our software as well as training. Software license arrangements with resellers include implicit platform transfer rights (“PTRs”), which allow end users to exchange an original product for a different product or to exchange an original product on one platform for the same product operating on a different platform. The new product and/or different platform is not specified in the arrangement nor is the period of time in which the customer has to exercise this right. As no contract period exists under these arrangements, software-related revenue is recognized ratably over the estimated economic useful life of the software product of four years.

The economic useful life of the software product is estimated to be four years based upon the Company’s version release and end of life data as well as Company practice with respect to supporting the product. The Company weighted the product useful life and its years of sustaining support following the end of life to determine the estimated economic useful life of the software product.

The Company commences recognizing revenue under these arrangements when all of the following are met:

•

Persuasive Evidence of an Arrangement Exists. It is the Company’s practice to require a purchase order from the reseller for arrangements involving resellers. For arrangements involving OEMs, the Company requires a contract signed by both the OEM partner and BakBone and a customer issued purchase order.

•

Delivery Has Occurred. The Company delivers software by both physical and electronic means. Both means of delivery transfer title and risk to the customer. Physical delivery terms are generally FOB shipping point. For electronic delivery of the software, delivery is complete when the customer has been provided electronic access to the software. The Company’s arrangements do not generally contain customer acceptance provisions.

•	The Vendor’s Fee is Fixed or Determinable. Fees are generally considered fixed and determinable when payment terms are within the Company’s standard credit terms, generally 30 to 60 days.

•

Collectibility is Probable. Customers must meet collectibility requirements pursuant to the Company’s credit policy. For contracts that do not meet the Company’s collectibility criteria, fees earned are deferred initially and recognized in accordance with its revenue policy once payment is received from the customer.

In Asia-Pacific, the Company has sold certain licenses to value-added reseller (“VAR”) partners, with return rights, and the VAR partners have held the licenses in inventory. For these transactions, the Company commences the ratable recognition of revenue only after it has received evidence of product sell-through from the applicable VAR partner.

Maintenance renewal fees are recognized ratably over the arrangement period, which is typically one year. Professional services may also be sold separately and all fees generated from stand-alone sales of professional services are recognized when the service is complete.

The Company has multiple-element arrangements with OEM customers and one large direct customer under which, in addition to providing software licenses and maintenance services, the Company has a commitment to provide unspecified future software products. As vendor specific objective evidence of fair value cannot be determined for the unspecified future software products, all sales amounts procured under these arrangements are deferred and recognized ratably over the arrangement period.

The Company’s resellers are not contractually permitted to return products, but the Company accepts returns under certain circumstances. One of the Company’s OEM customers has a specific right of return, whereby the customer is contractually permitted to return products. The Company accounts for potential returns from its resellers and this OEM customer in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”). The Company uses historical returns experience with these customers to determine potential returns and to establish the appropriate sales returns allowance.

Cost of Revenues

Cost of revenues consists of the direct cost of providing customer support, including payroll and other benefits of staff working in the Company’s customer support departments, as well as the associated costs of computer equipment, telephone and other general costs necessary to maintain support for the Company’s end users. Also included in cost of revenues are third party software license royalties and the direct costs of products delivered to customers.

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

Stock-based Compensation

As permitted by SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock-based compensation. Under APB 25, when the exercise price of the Company’s employee stock options is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. Certain of the Company’s stock options were granted with exercise prices below the fair value of the Company’s common stock as determined by the market price on the date of grant. For these stock options, the Company recorded deferred stock-based compensation for the difference between their exercise prices and such estimated fair values, which is being amortized to expense on a straight-line basis over the applicable vesting periods. The Company accounts for equity instruments granted to non-employees using the fair value method under SFAS 123. Also, modifications of non-employee equity awards, as discussed in Note 8, are accounted for under SFAS 123.

The Company’s pro forma stock-based compensation for the year ended March 31, 2004 and the related weighted-average assumptions have been restated for the effect of the restatement adjustments described in Note 14. In addition, for fiscal 2003, the Company restated employee stock-based compensation expense by $0.3 million, which increased total stock-based compensation expense from $11.1 million, as previously reported, to $11.4 million.

Pro forma information regarding net loss was determined as if the Company had accounted for its employee stock options under the fair value method. In fiscal 2004, the Company granted stock options to employees. In fiscal 2005, the Company granted stock options to employees and modified certain previously issued stock options through the extension of the exercise period. In fiscal 2006, no stock options were granted; however, certain previously issued stock options were modified through the extension of the exercise period. The fair values of stock options granted or modified were estimated at the measurement date for both recognition and disclosure, as appropriate, using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended March 31,
	2004	2005	2006
	(restated)
Risk free interest rate	2.7%	3.1%	4.4%
Expected option life	4.4	3.7	3.9
Stock price volatility	105%	105%	86%
Expected dividend yield	0%	0%	0%
Fair value of options granted	$1.06	$1.00	n/a

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The pro forma results of operations are summarized below (in thousands, except per share data):

	Year ended March 31,
	2004	2005	2006
	(restated)
Net loss attributable to common shareholders—as reported	$(31,387)	$(18,882)	$(14,835)
Add: stock-based employee compensation expense included in reported net loss attributable to common shareholders	876	322	184
Less: total stock-based employee compensation expense determined under the fair value method for all awards	(2,867)	(1,803)	(1,109)

Pro forma net loss attributable to common shareholders	$(33,378)	$(20,363)	$(15,760)

Net loss per share:
Basic and diluted—as reported	$(0.52)	$(0.29)	$(0.23)

Basic and diluted—pro forma	$(0.55)	$(0.32)	$(0.24)

Accumulated Other Comprehensive (Loss) Gain and Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net loss, foreign currency translation adjustments and unrealized gains and losses on the Company’s available-for-sale marketable securities. As of March 31, 2004, 2005 and 2006, accumulated other comprehensive (loss) gain consists of foreign currency translation adjustments and unrealized gains or losses on available-for-sale marketable securities as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Total
Balance at March 31, 2003, as restated	$(770)	76	$(694)
Current period change, as restated	(1,684)	12	(1,672)

Balance at March 31, 2004, as restated	(2,454)	88	(2,366)
Current period change	(66)	(84)	(150)

Balance at March 31, 2005	(2,520)	4	(2,516)
Current period change	2,905	103	3,008

Balance at March 31, 2006	$385	$107	$492

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

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares and potential common shares outstanding during the period, except where the effect of including potential common shares would be antidilutive. EBT shares are included in the weighted-average common shares outstanding as they vest.

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Year ended March 31,
	2004	2005	2006
Stock options	5,725	7,279	5,867
Warrants	80	80	80
Shares held in EBT	3	13	13
Series A convertible preferred stock	18,000	18,000	18,000

Total anti-dilutive instruments	23,808	25,372	23,960

Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company operates in a single reportable segment, which is the NetVault product line. Revenues are presented based on the Company’s three primary geographic business units: North America, EMEA, and Asia-Pacific.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) focuses primarily on accounting for transactions in which share-based awards are granted to employees in exchange for services, and requires recognition of compensation expense over the vesting period in an amount equal to the fair value of share-based payments, including stock options, granted to employees. SFAS 123(R) retained the guidance from SFAS 123 for share-based payment transactions to non-employees. The Company’s date of initial adoption was April 1, 2006. Stock-based compensation expense under SFAS 123(R) will be based upon the estimated fair value of the award. The fair value will be affected by the Company’s stock price as well as assumptions regarding volatility, and employee stock option exercise behaviors. The Company will recognize stock-based compensation expense on all awards over the requisite service period using the modified prospective method. Although the adoption of SFAS 123(R) is expected to have a material effect on the Company’s results of operations, future changes to various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to whether future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). This SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to the adoption of SFAS 123(R). The Company adopted SAB 107 in connection with its adoption of SFAS 123(R) on April 1, 2006. For fiscal 2007, management expects to record approximately $1.4 million of pre-tax stock-based compensation expense as a result of the adoption of SFAS 123(R) and SAB 107, which includes expense related to stock options granted prior to April 1, 2006, a restricted stock unit grant in fiscal 2007 and expense related to modifications of stock options.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. SFAS 123(R) indicates that for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R) (“APIC pool”), an entity shall include the net excess tax benefits that would have qualified as such had the entity adopted SFAS 123 for recognition purposes. This FSP requires an entity to follow either the transition guidance for the APIC pool as prescribed in SFAS 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company expects to have no available APIC pool upon its adoption of SFAS123(R) on April 1, 2006; therefore future excess tax deficiencies, if any, will be fully expensed in the income statement until the Company has an available pool from excess tax benefits. For fiscal 2007, the Company does not expect to realize any excess tax deficiencies or benefits.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB No. 20 and FAS No. 3 (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle by requiring retrospective application, where practical. SFAS 154 also applies to all voluntary changes in accounting principle. SFAS 154 is effective for any accounting changes or corrections of errors made in fiscal 2007 or subsequent periods. The adoption of SFAS 154 is not expected to have a material effect on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No, 48 (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The accounting provisions of FIN 48 and FIN 48-1 are effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, of the adoption of FIN 48 and FIN 48-1 on its fiscal 2008 financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 will be effective for the Company for the year ending March 31, 2007. The Company does not expect the adoption of SAB 108 in fiscal 2007 to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for the Company’s fiscal 2009. In February 2008, the FASB issued FSP No. FAS 157-2 (“FSP 157-2”). which amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to the Company’s fiscal 2010. The Company is currently evaluating the impact that SFAS 157 and FSP 157-2 will have on its future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal 2009, although early adoption is permitted. The adoption of SFAS 159 is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for all business combinations consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (or fiscal 2010). SFAS 141R could have a material impact on any business combinations entered into in fiscal 2010 or future periods.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008 (or fiscal 2010). SFAS 160 could have a material impact on any noncontrolling interests transactions consummated in fiscal 2010 or future periods.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2010. The requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 could have a material impact on the useful life determination of any intangible asset acquisitions completed in fiscal 2010 or future periods.

2.	Balance Sheet Details

As of March 31, 2004, accounts receivable, net, includes $135,000 for the allowance for doubtful accounts. As of March 31, 2004, 2005 and 2006, accounts receivable, net, includes $368,000, $230,000, and $224,000, respectively, for the allowance for returns. As of March 31, 2004, 2005 and 2006, accrued liabilities includes $41,000, $101,000, and $131,000, respectively, for the allowance for returns, as these amounts relate to product returns for which the customer had previously paid.

Activity related to the allowance for doubtful accounts for the years ended March 31, 2004 and 2005 (in thousands) is as follows:

	2004	2005
	(restated)
Beginning balance	$87	$135
Additions to allowance	495	200
Allowance write-offs	(447)	(335)

Ending balance	$135	$—

The additions to allowance and allowance write-off activity for the year ended March 31, 2004 presented above has been restated to include direct write-off activity of $433,000 that was previously not reported in the activity related to the allowance for doubtful accounts.

As of March 31, 2005 and 2006, there is no allowance for doubtful accounts, as subsequent collection information was utilized in determining whether sales transactions qualified for revenue recognition at the time of sale.

Activity related to the allowance for returns for the years ended March 31, 2004, 2005 and 2006 (in thousands) is as follows:

	2004	2005	2006
	(restated)
Beginning balance	$376	$409	$331
Provision	675	1,228	735
Returns	(642)	(1,306)	(711)

Ending balance	$409	$331	$355

Property and equipment consists of the following (in thousands):

	March 31,
Class	2004	2005	2006
Computer equipment and software	$3,747	$5,000	$4,755
Furniture and fixtures	668	670	752
Leasehold improvements	498	472	1,347

	4,913	6,142	6,854
Less: accumulated depreciation and amortization	(2,971)	(4,489)	(3,386)

Net property plant and equipment	$1,942	$1,653	$3,468

During the year ended March 31, 2006, the Company disposed of property and equipment with a cost basis of $2.1 million and a net book value of $0.1 million. Depreciation expense for the years ended March 31, 2004, 2005 and 2006 was $0.9 million, $1.0 million and $0.9 million, respectively.

The net book values of assets under capital leases at March 31, 2004, 2005 and 2006, were $0.1 million, $86,000 and $1.1 million, respectively, which are net of accumulated amortization of $41,000, $73,000 and $0.1 million, respectively.

Accrued liabilities consist of the following (in thousands):

	March 31,
	2004	2005	2006
	(restated)
Accrued compensation and employee benefits	$1,591	$2,003	$2,861
Accrued taxes	1,274	1,520	1,672
Accrued professional services	366	567	232
Other accrued liabilities	664	842	1,549

	$3,895	$4,932	$6,314

3.	Deferred Revenue

Deferred revenue represents software license, maintenance contract and professional services bookings on sales through both the VAR and OEM channels, net of recognized revenue amounts. A majority of the Company’s sales transactions are deferred and recognized over the applicable period, generally three to five years. The following table provides detail of the change in deferred revenue balances for the years ended March 31, 2004, 2005, and 2006 (in thousands):

Deferred revenue balance at March 31, 2003 (restated)	$23,627
Current year bookings deferred into subsequent periods (restated)	27,289
Current year revenue from prior period bookings (restated)	(7,450)
Foreign exchange impact (restated)	1,243

Deferred revenue balance at March 31, 2004 (restated)	$44,709
Current year bookings deferred into subsequent periods	31,792
Current year revenue from prior period bookings	(15,960)
Foreign exchange impact	251

Deferred revenue balance at March 31, 2005	$60,792
Current year bookings deferred into subsequent periods	35,454
Current year revenue from prior period bookings	(24,974)
Foreign exchange impact	(2,779)

Deferred revenue balance at March 31, 2006	$68,493

4.	Business Acquisition

In November 2005, the Company completed the acquisition of Constant Data, Inc. (“CDI”). CDI developed, marketed and supported data replications solutions. The Company believes the acquisition of CDI improves its data protection software product line through the addition of data replication software. The purchase price included $4.5 million in cash, $0.9 million related to the assumption of certain liabilities and $0.7 million in direct costs related to the acquisition. Of the total purchase price of $6.1 million, $0.1 million was allocated to tangible assets, $3.3 million was allocated to goodwill, $2.6 million was allocated to identifiable intangible assets, the value of which is amortized over a weighted average life of five years, and $0.1 million was expensed as in-process research and development. The goodwill acquired in this business acquisition is not deductible for tax purposes. The Company has not recorded a deferred tax liability on the fair value of identifiable intangible assets. The results of operations of CDI have been included in the accompanying consolidated financial statements from the date of acquisition and were not material to the financial statements.

5.	Goodwill and Intangible Assets

Historically, the Company has acquired companies which resulted in the recognition of goodwill and intangible assets at fair value on the acquisition date. During the year ended March 31, 2006, the Company completed an acquisition that resulted in the recognition of $3.3 million in goodwill and $2.6 million in intangible assets (see note 4).

Intangible assets consist of the following (in thousands):

	Weighted- Average Amortization Period	As of March 31, 2004			As of March 31, 2005			As of March 31, 2006
		Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Technology	6 years	$—	$—	$—	$—	$—	$—	$1,853	$(103)	$1,750
Maintenance agreements	9 months	—	—	—	—	—	—	23	(10)	13
Non-compete agreements	2 years	—	—	—	—	—	—	516	(86)	430
Customer contracts and related relationships	4 years	222	(111)	111	222	(167)	55	427	(245)	182

Total intangible assets		$222	$(111)	$111	$222	$(167)	$55	$2,819	$(444)	$2,375

Amortization expense for intangible assets was $55,000, $55,000, and $277,000 for the years ended March 31, 2004, 2005 and 2006, respectively. For the years ended March 31, 2004 and 2005, amortization expense is included in sales and marketing expense in the consolidated statements of operations. For the year ended March 31, 2006, amortization expense of $113,000, $78,000, and $86,000, is included in cost of revenues, sales and marketing expense, and general and administrative expense, respectively, in the consolidated statements of operations.

Based on the intangible assets as of March 31, 2006, the estimated annual amortization expense of intangible assets is as follows (in thousands):

Fiscal year ending March 31,
2007	$648
2008	549
2009	354
2010	309
2011	309
Thereafter	206

$2,375

6.	Related Party Transactions

During the years ended March 31, 2004, 2005, and 2006, a director of the Company was a partner of a Canadian law firm that provides legal services to the Company. During the years ended March 31, 2004, 2005 and 2006, the Company paid the associated law firm $217,000, $147,000 and $53,000 respectively, relating to the services rendered. These amounts are included in general and administrative expense in the consolidated statements of operations. As of March 31, 2004, 2005 and 2006, the Company owed $25,000, $20,000, and $22,000, respectively, to the law firm. The director is no longer affiliated with the law firm.

7.	Shareholders’ Deficit

Share Capital

Historically, the Company has granted warrants to purchase share capital to employees and service providers. Exercises during the year ended March 31, 2004 included 510,000 warrants granted to service providers, 954,432 warrants from the December 31, 2002 private placement and 20,000 warrants granted to an employee. No warrants were granted to service providers or employees during the years ended March 31, 2004, 2005 and 2006.

The Company’s warrants are denominated in Canadian dollars. Per share amounts stated below have been translated to U.S. dollars.

Warrant activity is summarized as follows:

	Number of warrants	Weighted- average exercise price
Outstanding at March 31, 2003	1,568,892	$0.68
Exercised for cash	(1,484,432)	0.82
Expired	(4,460)	0.63

Outstanding at March 31, 2004	80,000	0.73
Exercised for cash	—	—
Expired	—	—

Outstanding at March 31, 2005	80,000	0.78
Exercised for cash	—	—
Expired	—	—

Outstanding at March 31, 2006	80,000	$0.81

During the year ended March 31, 2005, the Company modified 80,000 warrants granted to an employee that were scheduled to expire in December 2004 such that the life of these warrants was extended to a date post-resumption of trading of the Company’s common stock. The Company recorded stock-based compensation of $53,000 during the year ended March 31, 2005 representing the increase in fair value of the warrants.

All warrants are exercisable as of March 31, 2006.

Preferred Stock

In July 2003, the Company completed a private offering and raised proceeds of $13.6 million, net of $2.1 million in offering costs, through the sale of 22,000,000 shares of its Series A convertible preferred stock at CDN $1.00 (USD $0.71) per share to a single investor. Each preferred share is convertible at any time, at the option of the shareholder, and in certain circumstances at the option of the Company, into one share of the Company’s common stock. The preferred shares include a liquidation preference equal to CDN $1.50 per share, plus, ratably with holders of common stock, any declared but unpaid dividends. Each preferred share also entitles the holder thereof to voting rights on an as-converted basis with the shareholders of common shares. At issuance, the Series A convertible preferred stock was determined to have an embedded beneficial conversion feature with an intrinsic value that exceeded the net proceeds raised from the preferred stock offering of $13.6 million. The preferred shares were immediately convertible upon issuance, therefore, upon issuance, the Company recorded a $13.6 million increase in net loss attributable to common shareholders associate with the beneficial conversion feature. The recognition of the beneficial conversion feature increased the Company’s net loss attributable to common shareholders per common share for the year ended March 31, 2004 from $0.29 per share to $0.52 per share.

In November 2003, the Company’s preferred shareholder converted 4,000,000 convertible preferred shares on a one-to-one basis into common shares. Following the conversion, the Company had 18,000,000 preferred shares that remained outstanding. The conversion transaction had no cash flow impact to the Company. In connection with this conversion, the Company and its preferred shareholder entered into a lock-up agreement by which the shareholder would refrain from selling or distributing the remaining 18,000,000 preferred shares for a specified period of time. The lock-up agreement stipulated that the preferred shares were to be released from the lock-up agreement in three equal installments in February, May and August of 2004. As of March 31, 2006, all 18,000,000 outstanding preferred shares subject to the lock-up agreement have been released, but have not yet been converted into common shares.

8.	Stock-based Compensation

Stock Options

The Company has stock option plans (the “Plans”) pursuant to which the board of directors of the Company may grant nontransferable stock options to purchase common shares of the Company to directors, officers, employees, advisers and consultants. As of March 31, 2006, options to purchase 3,983,353 common shares remained available for future grants under the Plans. The maximum number of common shares which may be reserved for issuance to any one person under the Plan is 5% of the common shares outstanding at the time of grant (calculated on a non-diluted basis). The options generally vest over four years and are exercisable for a maximum term of ten years.

The Company’s options are denominated in Canadian dollars. Per share amounts stated below have been translated to U.S. dollars.

A summary of activity under the Company’s stock option plans is as follows:

	Number of options	Weighted- average exercise price
Outstanding at March 31, 2003	3,305,255	$1.78
Granted	3,543,960	1.52
Exercised	(416,960)	1.24
Forfeited or expired	(707,278)	3.09

Outstanding at March 31, 2004	5,724,977	1.62
Granted	2,192,000	1.23
Exercised	(15,750)	1.14
Forfeited or expired	(622,507)	2.49

Outstanding at March 31, 2005	7,278,720	1.54
Granted	—	—
Exercised	—	—
Forfeited or expired	(1,411,783)	2.03

Outstanding at March 31, 2006	5,866,937	$1.50

Exercisable at March 31, 2006	3,924,183	$1.56

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2006:

	Options outstanding			Options exercisable
Range of Exercise prices	Number outstanding	Average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.59 to $1.01	125,000	5.65	$0.90	96,646	$0.88
$1.06 to $1.36	3,301,834	7.60	1.14	1,863,728	1.18
$1.43 to $1.94	1,828,803	6.17	1.64	1,589,571	1.64
$2.28 to $2.90	331,500	7.98	2.75	116,240	2.75
$3.02 to $4.20	247,500	7.27	3.43	225,698	3.45
$4.84 to $10.58	32,300	4.87	$5.02	32,300	$5.02

Total	5,866,937	7.11	$1.50	3,924,183	$1.56

Summary of Stock-based Compensation

Stock-based compensation expense is included in the following line items in the consolidated statement of operations for the years ended March 31, 2004, 2005 and 2006 (in thousands):

	Years ended March 31,
	2004	2005	2006
	(restated)
Sales and marketing	$29	$101	$90
Research and development	300	39	75
General and administrative	547	235	880

	$876	$375	$1,045

Since its inception in March 2000, the Company has engaged in various equity transactions with employees and non-employees resulting in the recognition of stock-based compensation expense. Stock-based compensation expense recorded in the consolidated statement of operations for the three years ended March 31, 2004, 2005 and 2006 relates to the following (in thousands):

	Years ended March 31,
	2004	2005	2006
	(restated)
Employee Benefit Trust	$85	$12	$3
Incentive shares	262	—	—
Director and CEO cancel/re-grant program	34	19	—
Contingent term grants	495	191	84
Modification to accelerate vesting on equity awards	—	100	—
Modifications to extend equity awards	—	53	958

Total stock-based compensation	$876	$375	$1,045

The following is a summary of the Company’s stock-based compensation transactions:

Employee Benefit Trust (“EBT”)

In conjunction with the Company’s acquisition of NetVault Holdings Ltd. in March of 2000, the Company placed 2,100,000 common shares in the EBT as an incentive to former NetVault Holdings Ltd. employees to remain with the Company subsequent to the March 2000 acquisition. EBT shares were allocated to these employees, who earned the shares over the vesting period, generally three years. The EBT shares are accounted for in accordance with APB 25, which requires compensation expense to be recorded based on the intrinsic value of the shares on the date the shares are allocated to each employee. The resulting value of the shares was recorded as share capital and the related deferred compensation is being amortized over the related vesting period for shares subject to vesting provisions. For those shares that vested immediately, the associated value was recorded directly to compensation expense on the date of grant.

The Company also incurs a National Insurance Contribution (“NIC”) liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT (see Note 11).

As of March 31, 2004, 2005, and 2006, there were 3,000, 13,000, and 13,000 unallocated shares in the EBT, respectively. The Company recorded the aggregate value of the unallocated shares of $5,000, $17,000, and $28,000 as of March 31, 2004, 2005, and 2006, respectively, in share capital and in employee benefit trust, a contra equity account. The Company used the fair value of its common shares as of March 31, 2004, 2005 and 2006 in order to calculate the aggregate value of the unallocated shares.

Incentive Shares

Through March 31, 2001, the Company issued 675,000 unvested incentive common shares to employees. These issuances were accounted for in accordance with APB 25, which requires compensation expense to be recorded based on the intrinsic value of the shares issued. The value of the underlying restricted incentive shares was determined using the closing price per the Toronto Stock Exchange on the date the incentive shares were allocated to each employee. The resulting value of the incentive shares was recorded as share capital and the related deferred compensation is being amortized over the vesting period, generally four years.

Director and CEO Cancel/Re-grant Program

During the year ended March 31, 2003, the Company entered into a re-grant program with the board of directors. Under this program, all original option awards were cancelled and re-granted six months and one day after the original option grants were canceled. However, the terms of the cancel/re-grant program were not agreed upon until after the six month and one day period had expired, and thus, the re-grant option price differed from the fair value of the Company’s stock on the measurement date. The issuance of these options was accounted for in accordance with APB 25, which requires compensation expense to be recorded based on the intrinsic value of the option awards issued. The intrinsic value of the immediately vested options was recorded as share capital and compensation expense in the year ended March 31, 2003. The intrinsic value of the unvested options was recorded as share capital and deferred stock-based compensation, and has been amortized to compensation expense over the vesting period, which is generally four years.

Contingent Term Grants

During the year ended March 31, 2004, the Company issued stock options to several employees that were granted contingent on approval from shareholders. These issuances were accounted for in accordance with APB 25, which requires compensation expense to be recorded based on the intrinsic value of the shares measured at the date when both the number of shares and the option price are known. The value of the shares was determined using the Company’s closing price per share on the Toronto Stock Exchange on the date the contingent elements were met. The intrinsic value of the options was recorded as share capital and the related deferred compensation is being amortized over the related vesting period, which is generally four years.

Modifications of Equity Awards

In December 2004, the Company’s common shares were subject to cease trade orders in the Canadian jurisdictions of Alberta, Ontario and British Columbia due to delays in the filing of the Company’s financial statements. As a result of these cease trade orders option holders have been precluded from exercising their stock options. Consequently, individuals who terminated their employment with the Company since December 2004 have been precluded from exercising stock options and certain non-employees have also been precluded from exercising equity instruments.

Because of the Company’s inability to issue its common shares, the Company entered into extension agreements with certain terminated employees and certain non-employees, whereby the exercise period was extended to a predetermined number of days post-resumption of trading of the Company’s stock on an established exchange. Stock-based compensation expense for each of the modified equity awards was recorded in the period of modification to recognize the increase in the value related to the modification of the awards.

In addition, stock options were modified during fiscal 2005 to accelerate their vesting and additional stock-based compensation expense of $0.1 million was recorded.

9.	Income Taxes

The Company’s loss before provision for income taxes for the year ended March 31, 2004 has been restated for the effect of the restatement adjustments described in Note 14.

Loss before provision for income taxes for the years ended March 31, 2004, 2005 and 2006 is comprised of the following (in thousands):

	2004	2005	2006
	(restated)
United States	$5,656	$7,215	$6,254
Other	11,449	11,348	8,214

	$17,105	$18,563	$14,468

The provision for income taxes for the years ended March 31, 2004, 2005 and 2006 is comprised of the following (in thousands):

	2004	2005	2006
	(restated)
Current:
United States	$501	$173	$179
Other	141	146	188

	$642	$319	$367

Deferred:
United States	$—	$—	$—
Other	—	—	—

	—	—	—

	$642	$319	$367

The income tax effects of the temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of March 31, 2004, 2005 and 2006 are presented below (in thousands):

March 31, 2004, as restated:
Deferred tax assets:
Net operating losses	$25,873
Property and equipment	94
Deferred revenue	8,705
Accumulated other comprehensive losses	910
Unrealized foreign exchange losses	161
Other	1,493

37,236
Less valuation allowance	(36,872)

Deferred tax assets, net of valuation allowance	$364
Deferred tax liabilities:
Accumulated other comprehensive gains	$(106)
Unrealized foreign exchange gains	(147)
Other	(111)

Net deferred tax assets	$—

March 31, 2005:
Deferred tax assets:
Net operating losses	$28,929
Property and equipment	192
Deferred revenue	12,411
Accumulated other comprehensive losses	952
Unrealized foreign exchange losses	143
Other	1,438

44,065
Less valuation allowance	(43,749)

Deferred tax assets, net of valuation allowance	$316
Deferred tax liabilities:
Accumulated other comprehensive gains	(114)
Unrealized foreign exchange gains	(117)
Other	(85)

Net deferred tax assets	$—

March 31, 2006:
Deferred tax assets:
Net operating losses	$31,770
Property and equipment	90
Deferred revenue	14,055
Accumulated other comprehensive losses	242
Unrealized foreign exchange losses	359
Other	1,603

48,119
Less valuation allowance	(47,600)

Deferred tax assets, net of valuation allowance	$519
Deferred tax liabilities:
Accumulated other comprehensive loss	(486)
Other	(33)
Net deferred tax assets	$—

A reconciliation of the expected income tax benefit to the actual income tax expense reported in the consolidated statements operations is as follows (in thousands):

	2004	2005	2006
	(restated)
Computed expected income tax benefit at Canadian statutory income tax rate of 36.1%, 33.6% and 33.6% for 2004, 2005 and 2006, respectively	$(6,175)	$(6,237)	$(4,861)
Foreign tax rate differential	454	(238)	(249)
State income tax, net of U.S. federal benefits	7	(399)	(316)
Royalty withholding	520	333	448
Foreign taxes	—	(216)	(220)
Change in valuation allowance	(589)	6,766	4,932
Extinguishments of equity awards	6,393	—	—
Other, net	32	310	633

Income tax expense	$642	$319	$367

As of March 31, 2006, the Company has Canadian non-capital losses of approximately $2.3 million that are available to apply against future Canadian taxable income. These losses begin to expire in 2007 through 2012.

BakBone Software, Inc., a U.S. operating subsidiary, has federal net operating loss carryforwards of approximately $55.2 million as of March 31, 2006 that are available to reduce its taxable income in future years. These carryforwards will begin to expire in 2020 through 2026. BakBone Software, Inc. also has state net operating loss carryforwards of approximately $45.0 million as of March 31, 2006 that are available to reduce its taxable income in future years in certain jurisdictions in which it operates. These carryforwards will begin to expire in 2008 through 2026.

BakBone Software Ltd., a U.K. operating subsidiary, has trade loss carryforwards of approximately $5.3 million as of March 31, 2006 that are available as reductions to its taxable income in future years. These carryforwards generally have an indefinite carryforward period.

BakBone Software KK, a Japanese operating subsidiary, has net operating loss carryforwards of approximately $1.3 million as of March 31, 2006 that are available as reductions to its taxable income in future years. These carryforwards begin to expire in 2009 through 2013. Future utilization of these loss carryforwards could be subject to certain limitations under provision of Japanese tax law relating to the use of loss carryforwards obtained through merger or acquisition activity. The amount of any such limitations, if any, has not yet been determined.

The Company is subject to compliance reviews by the Internal Revenue Service (“IRS”) and other taxing jurisdictions, both foreign and domestic, on various tax matters. The Company accrues for tax contingencies based upon its estimate of the taxes expected to be paid. The tax contingency accrual is recorded as a component of the Company’s net income tax payable balance.

The Company has a tax exemption in China as long as it performs a self assessment and meets specific requirements as outlined by the Chinese tax authority. If not for such tax exemption, the Company would have had additional income tax expense approximately $25,000 for the fiscal year ended March 31, 2006.

The net change in the valuation allowance for the year ended March 31, 2006 was an increase of $3.9 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical operating results and projections of future taxable income, management has determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The portion of the change in the valuation allowance recorded to accumulated other comprehensive loss during fiscal 2004, 2005, and 2006 was $0.6 million, $0.1 million, and ($1.1) million, respectively.

Deferred income taxes have not been recorded on the undistributed earnings of the Company’s foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. The Company may be subject to U.S. income taxes and foreign withholding taxes if earnings of the foreign subsidiaries were distributed.

In evaluating the exposures related to the Company’s various tax filing positions, the Company records reserves for probable exposures. A number of years may elapse before a particular matter, for which there is an established reserve, is fully resolved. The Company adjusts its tax contingency accruals and tax expense in the period in which actual results of a settlement with tax authorities differ from the established reserve, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when more information becomes available. The Company has recorded tax contingency accruals for withholding taxes and income taxes in various foreign countries. These tax contingency accruals were $0.4 million at March 31, 2004, $1.1 million at March 31, 2005 and $1.2 million at March 31, 2006. The tax contingency accruals are reflected in accrued liabilities on the consolidated balance sheets.

10.	Employee Benefits

The Company maintains a voluntary defined contribution plan for employees in the United States (the U.S. Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The U.S. Plan allows participants to contribute up to $15,000 of their annual salary, subject to certain limitations, as provided by federal law. Each year, the Company’s board of directors determines the amount, if any, of the Company’s matching contributions. There were no matching contributions to the U.S. Plan during the years ended March 31, 2004, 2005 and 2006.

The Company maintains voluntary defined contribution plans for employees of the United Kingdom entity (the U.K. Plan). The U.K. Plan allows participants to defer a percentage of their annual salary. In addition, the U.K. Plan calls for the Company to annually match a percentage of each participant’s salary; these matching contributions vest immediately. During the years ended March 31, 2004, 2005 and 2006, the Company contributed $0.2 million in each period.

The Company does not currently maintain any retirement plans for employees working outside of the United States or the United Kingdom.

11.	Commitments and Contingencies

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

Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Future minimum lease payments for years ending March 31 are as follows (in thousands):

	Capital leases	Operating leases
2007	$300	$1,364
2008	397	1,512
2009	290	1,173
2010	169	995
2011	46	679
Thereafter	—	1,974

Total minimum lease payments	1,202	$7,697

Less amount representing interest	(202)

Present value of net minimum lease payments, including current portion of $206	$1,000

In April 2005, the Company entered into an operating lease for a new corporate headquarters and North American sales and development facility in San Diego, California. The lease term for the facility is five years, from August 2005 through July 2010. In February 2006, the Company entered into an operating lease for a new EMEA regional headquarters facility in Reading, UK. The lease term for the facility is ten years, from February 2006 through January 2016. Also in February 2006, the Company entered into an operating lease for a new EMEA development facility in Poole, UK. The lease term is five years, from February 2006 through January 2011.

Rent expense for the years ended March 31, 2004, 2005 and 2006 approximated $1.7 million, $2.0 million and $2.0 million, respectively.

Financing Arrangement

In September 2005, the Company entered into a term lease master agreement which allows the Company to finance certain equipment and expenses. Borrowings related to equipment under this arrangement are accounted for as capital lease transactions and are included in the future minimum lease payments information above under the caption - Leases. All other amounts financed under this arrangement are accounted for as debt.

Borrowings under the term lease master agreement are made upon the issuance of a supplemental schedule. The amount financed and the terms of each supplemental schedule are subject to the approval of the lender. Either the Company or the lender may terminate the term lease master agreement at any time by providing one month prior written notice. However, each supplemental schedule then in effect shall remain subject to the provisions of the term lease master agreement until its expiration or termination. Generally, amounts financed under the term lease master agreement have an original term of three years.

Interest rates applicable to amounts financed are determined at each borrowing date. As of March 31, 2006, the weighted-average interest rate applicable to long-term debt was 10.2%, with the interest rates ranging from 9.6% to 13.7%. Principal and interest payments are payable monthly through November 2008. As of March 31, 2006, approximately $0.3 million in long-term debt was outstanding under this arrangement. Annual scheduled maturities of long-term debt are $120,000, $118,000, $101,000 and $4,000 for fiscal 2007, 2008, 2009 and 2010, respectively.

National Insurance Contribution (“NIC”) liability

The Company incurs a NIC liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT (Note 8). The NIC liability incurred equates to a percentage of the fair value of common shares removed on the date of removal. In accordance with EITF Issue No. 00-16, Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation, payroll taxes generated from the exercise of an equity instrument are recognized on the date of exercise. As of March 31, 2006, 988,500 allocated and unexercised shares remained in the EBT, the NIC liability rate was 12.8%, and the fair value of the Company’s common shares was $2.08 per share, resulting in a potential NIC liability of $0.3 million as of March 31, 2006.

Separation Agreement with Former President and CEO

The Company executed a separation agreement with its former president and CEO in connection with his resignation on October 31, 2004. The following amounts and benefits were due to the former president and CEO under the separation agreement: (a) $110,000 representing final payment for services provided as president and CEO; (b) $240,000 in consulting fees, payable on a monthly basis from November 1, 2004 through October 31, 2005, and (c) modification of his stock option awards to accelerate their vesting as if he had been employed for an additional twelve months, and to extend the expiration of his vested stock options until October 31, 2005. In addition, the Company agreed to indemnify and hold the former president and CEO harmless from any claims arising out of his actions as an employee and/or director of the Company.

For the year ended March 31, 2005, the Company recorded $350,000 in general and administrative expense related to the amounts due to the former president and CEO under the separation agreement. Amounts representing consulting fees under the arrangement were determined to have no substance and were therefore expensed immediately upon execution of the separation agreement. As of March 31, 2005, the Company has paid the $110,000 final payment and $100,000 of consulting fees for the period of November 1, 2004 through March 31, 2005. The amount of $140,000 payable to the former president and CEO for the period of April 1, 2005 through October 31, 2005 was included in accrued liabilities in the consolidated balance sheet as of March 31, 2005 and was paid in full during the year ended March 31, 2006. The Company recorded $100,000 of stock-based compensation expense related to the modification of stock option awards of the former president and CEO.

12.	Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, as well as standard indemnification agreements that the Company has executed with certain of its officers and directors, and give rise only to the disclosure requirements prescribed by FIN 45. The Company also monitors the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

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

13.	Segment Information

The Company operates in a single business segment, which is the NetVault product line. The Company currently operates in three primary geographic regions: North America; Asia-Pacific; and EMEA. The following table represents a summary of revenues by major geographic region for the periods presented (in thousands):

	Year ended March 31,
	2004	2005	2006
	(restated)
North America	$6,205	$10,065	$16,758
Asia-Pacific	3,267	6,987	9,996
EMEA	2,779	5,034	8,298

Total revenues	$12,251	$22,086	$35,052

Revenues are presented by major geographic region based on the region from which the revenues were sourced. During the years ended March 31, 2004, 2005 and 2006, the Company’s OEM revenues have been primarily administered from North America, with subsequent revenue allocations made to the applicable region. The Company procured aggregate license and maintenance bookings in its country of domicile, Canada, of $0.4 million, $0.5 million and $0.6 million during the years ended March 31, 2004, 2005 and 2006, respectively.

The following table represents a summary of capital assets and goodwill by major geographic region as of March 31, 2004, 2005 and 2006 (in thousands):

	North America	Asia-Pacific	EMEA	Total
Identifiable assets at March 31, 2004, as restated:
Property and equipment, net	$1,212	$254	$476	$1,942
Intangible assets, net	$111	$—	$—	$111
Goodwill	$4,269	$—	$—	$4,269
Identifiable assets at March 31, 2005:
Property and equipment, net	$936	$195	$522	$1,653
Intangible assets, net	$55	$—	$—	$55
Goodwill	$4,269	$—	$—	$4,269
Identifiable assets at March 31, 2006:
Property and equipment, net	$1,789	$363	$1,316	$3,468
Intangible assets, net	$2,375	$—	$—	$2,375
Goodwill	$7,615	$—	$—	$7,615

Goodwill by geographic region as of March 31, 2004 has been restated to reclassify $0.9 million in goodwill previously reported under the EMEA region to the North America region.

14.	Restatement

Special committee investigation

In December 2004, the Company determined that its fiscal 2004 consolidated financial statements required restatement because they contained an error in the calculation of a non-cash beneficial conversion feature recorded in connection with the issuance of the Company’s Series A Convertible Preferred Stock in July 2003. In addition, the Company determined that its consolidated financial statements as of and for the period ended June 30, 2004 required restatement related to an error in the revenue recognized during that period on a contract with a single OEM. From January 2005 through May 2006, the Company performed an extensive review of its revenue-related business processes in connection with the restatement, and in April 2006, the board of directors determined that an independent investigation should be directed by a special committee of the board of directors with respect to the Company’s historical business practices surrounding revenue recognition. The special committee engaged independent advisers in connection with this review. In September 2006, the independent advisers reported to the special committee that certain of the Company’s business practices had permitted improper recognition of revenue in previous periods. The business practices that resulted in improper revenue recognition included the following: (i) inappropriate use of the separate element method as it allowed customers to exchange products at an unforeseeable future date; (ii) allowing customers to return products in its overseas regions and not recording a sales returns reserve related to these sales; (iii) recording revenue on sales transactions prior to obtaining required sales documentation; and (iv) selling products to certain resellers as inventory and recognizing revenue on these sales prior to the products being sold to end users. The board of directors concluded that they were satisfied with the scope, procedures performed, and related findings of the report.

Internal stock option granting practice review

From June 2006 through November 2006, the Company performed a review of its stock option granting practices, including a review for the existence of contemporaneous records supporting the recorded grant dates of issued stock options. Based upon this review, the Company did not identify evidence of any intentional actions by its personnel related to improper determination of grant dates. However, the Company did identify certain instances where stock option grants were not accounted for in accordance with U.S. GAAP. These instances included not recording any stock based compensation expense related to (i) a stock option re-grant program with the board of directors and chief executive officer; and (ii) stock option grants issued with contingent terms. As a result, the Company is restating its prior period financial statements to reflect the appropriate accounting.

Subsequent to the issuance of its interim report on Form 10-Q for the period ended June 30, 2004 and in connection with the special committee investigation and the internal stock option granting practice review, the Company identified errors in its consolidated financial statements as follows:

Revenue adjustments

Inappropriate use of the separate element method. In its previously issued consolidated financial statements included in the annual report on Form 10-K for the year ended March 31, 2004, the Company recognized revenue from multiple-element software arrangements with resellers using the separate element method, whereby the Company allocated revenue to each element based on the relative fair value of each of the elements. The Company subsequently determined that its business practices allow customers to exchange product at an unforeseeable future date. Under these circumstances, the revenue generated from maintenance and software license fees should be deferred at the time of sale and subsequently recognized over the estimated economic useful life of the software product. All multiple-element arrangements include a software license component, and consequently, all revenue related to multiple-element arrangements should be deferred and subsequently recognized over the estimated economic life of the software product, which has been determined to be four years.

Inadequate sales returns reserves. Historically, the Company had a business practice of allowing customers to return previously purchased product. However, in its overseas regions, a sales returns reserve was not recorded. The Company determined that SFAS 48 should be applied to all regions in which the Company does business. Consequently, a sales returns reserve has been recorded in each fiscal period as applicable.

Inadequate sales documentation to support sales transactions. The Company identified instances where the required sales documentation was not obtained prior to recording the sales transaction. Under these circumstances, the fees generated from sales transactions should have been deferred at the time of sale and subsequently recognized only after the necessary documentation was obtained. Consequently, all revenue related to these arrangements have been either: (i) deferred until the necessary documentation was obtained, or (ii) reversed in the period of initial sale if the necessary documentation was not obtained.

Improper recognition of revenue for product held by resellers. The Company identified instances where products were held as inventory by certain resellers. Under these circumstances, the fees generated from sales transactions should have been deferred at the time of sale and subsequently recognized only after the product is sold to an end user. Consequently, all revenue related to these arrangements were deferred pending validation of product delivery to an end user.

For the year ended March 31, 2004, the Company determined that the aggregate overstatement of revenues related to the issues disclosed above was $13.1 million.

OEM contract adjustment. The Company has a contract with a single OEM customer under which it is committed to provide software licenses, post-contract support and unspecified future software products. In the consolidated financial statements previously included in the annual report on Form 10-K for the year ended March 31, 2004, the Company recognized revenue under this contract using the residual method, whereby the fair value of post-contract support was deferred and subsequently recognized ratably over the support term, and the remaining portion was recognized as license revenue at the time of sale. The Company determined that use of the residual method of revenue recognition for this contract was not appropriate because of the commitment to provide unspecified future software products for which VSOE of fair value is not determinable. Revenue under this contract should have been deferred and subsequently recognized ratably over the applicable arrangement term.

For the year ended March 31, 2004, the Company determined that the use of the residual method of revenue recognition for its contract with this OEM customer overstated revenue by $1.8 million.

Beneficial conversion feature on preferred stock

In connection with the issuance of its Series A convertible preferred stock in July 2003, the Company recorded a non-cash increase in net loss attributable to common shareholders for a beneficial conversion feature, which represented the intrinsic value of the beneficial conversion feature, limited to the net proceeds raised from the preferred stock issuance of $13.6 million. This amount was recorded upon issuance of the preferred stock as the shares were immediately convertible. The intrinsic value represents the difference between the conversion price of the preferred stock and the fair value of the common stock into which the preferred stock is convertible. The Company determined that the calculation of the non-cash amount associated with the beneficial conversion feature contained an error because the measurement date for the intrinsic value was incorrectly determined to be the date the Company formally entered into the preferred stock financing arrangement with the preferred shareholder rather than the date the Company received shareholder approval for the issuance of the preferred stock (“commitment date”). In addition, the previously recorded amount was based on an allocation method that effectively allocated the intrinsic value between the preferred stock and the underlying beneficial conversion feature, but should have been based on the intrinsic value of the beneficial conversion feature on the commitment date. Therefore, the Company recorded an adjustment in the amount of $6.4 million to increase the amount recorded for the beneficial conversion feature from $7.2 million to $13.6 million, which increased net loss attributable to common shareholders for the year ended March 31, 2004.

Furthermore, the Company determined that the previously determined beneficial conversion feature value of $7.2 million was incorrectly amortized to accumulated deficit and should have been amortized to share capital. In connection with the adjustment of the amount attributable to the beneficial conversion feature, as discussed above, the Company recorded the amortization of the adjusted beneficial conversion feature value of $13.6 million to share capital for the year ended March 31, 2004.

Stock-based compensation

In the Company’s consolidated financial statements previously included in the annual report on Form 10-K for the year ended March 31, 2004, the Company did not record any stock-based compensation expense related to (i) a stock option re-grant program for the board of directors and chief executive officer, and (ii) stock option grants issued with contingent terms. However, it was determined that compensation expense should have been recorded in the statement of operations for these types of grants based on the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). For the board of directors and chief executive officer re-grant program, the intrinsic value is the difference in stock price from the date the options were re-granted and the date the re-grant program was approved. The intrinsic value should have been amortized over the remaining vesting period. The majority of the options vested on the grant date, which should have resulted in immediate recognition of the stock-based compensation expense. For options that vest over time, the stock-based compensation expense should have been recognized over the applicable vesting period. In addition, the Company’s board of directors approved stock option grants with contingent terms to several employees on April 24, 2003. The option grants were contingent on (i) the closing of the Preferred Series A financing and (ii) the approval of the increase in the number of options available for grant by the Company’s shareholders. The financing transaction and the approval of the increase in the number of options available for grant were completed on July 13, 2003, and the intrinsic value is the difference in the stock price from the date the options were agreed to and the date the contingent terms were satisfied and the options were considered granted. The intrinsic value should have been amortized over the remaining vesting period of the options. For the year ended March 31, 2004, the Company recorded an adjustment in the amount of $0.5 million to increase stock-based compensation expense to correct these items. This adjustment was recorded as an increase in sales and marketing expense, research and development expense, and general and administrative expense for the year ended March 31, 2004.

Furthermore, the Company identified errors in the calculation of its pro forma stock-based compensation expense calculations included in its annual report on Form 10-K for the year ended March 31, 2004. These errors related to (i) the use of certain valuation assumptions that were determined to be inappropriate (ii) incremental expense related to the stock option re-grant program with the board of directors and chief executive officer and stock option grants issued with contingent terms, and (iii) accounting for the effects of certain employee termination events and the associated pre-vesting forfeitures of stock option awards. Accordingly, in Note 1 to these consolidated financial statements, the Company reduced pro forma stock-based compensation expense by $0.2 million for the year ended March 31, 2004. In connection with the restatement of pro forma stock-based compensation expense for fiscal 2004, the Company adjusted the weighted-average assumption disclosures that accompany the pro forma stock-based compensation expense disclosures.

Intercompany foreign currency transaction gains and losses

In the Company’s consolidated financial statements previously included in the annual report on Form 10-K for the year ended March 31, 2004, did not properly recognize foreign currency gains or losses on intercompany transactions in the statements of operations, in accordance with SFAS 52, Foreign Currency Translation. As transaction gains and losses attributable to intercompany transactions and balances that are settled in cash affect functional currency cash flows, increases and decreases in expected cash flows should have been included in net loss during the period in which exchange rates fluctuate. In the Company’s previously issued consolidated financial statements, these effects on expected functional currency cash flows were recorded to accumulated other comprehensive loss rather than net loss. Therefore, for the year ended March 31, 2004, the Company recorded an adjustment to record foreign currency gains of $0.3 million.

Provision of income taxes

For the year ended March 31, 2004, the Company recognized certain advance payments as income for tax purposes, which resulted in taxable income that could not be offset by operating loss carryforwards due to tax regulations in effect in the state of California at March 31, 2004. In connection with the filing of the fiscal 2004 tax returns in December 2004, the Company filed for an accounting method change with the Internal Revenue Service (“IRS”) to apply new guidance that, for tax purposes, allowed the Company to defer the recognition of these advance payments received during fiscal 2004 to fiscal 2005, which reduced its taxable income for the year ended March 31, 2004. As a result of the reduction in taxable income for the year ended March 31, 2004, the Company recorded an adjustment of $0.3 million to decrease provision for income taxes.

Further, the Company determined that there were errors in the calculation of the gross deferred tax asset balance as of March 31, 2004, associated with stock-based compensation and with net operating loss carry forwards. In the previously reported consolidated financial statements for the year ended March 31, 2004, the Company did not appropriately adjust the gross deferred tax asset balance for exercises and cancellations of certain equity instruments, which resulted in a $6.9 million overstatement of deferred tax assets. Furthermore, the Company did not properly true-up historical net operating loss carryforwards to reflect net operating loss amounts presented in certain tax returns, which resulted in a $2.9 million understatement of deferred tax assets. The Company has restated the gross deferred tax asset balance as of March 31, 2004 for the effect of the errors in the calculation of the gross deferred tax asset balance associated with stock-based compensation and net operating loss carryforwards.

Foreign currency translation adjustment

As a result of certain of the restatement adjustments discussed above which were recorded in the functional currencies of the Company’s foreign subsidiaries and translated to the Company’s reporting currency, and the adjustment to record foreign exchange gains related to intercompany transactions, as discussed above, accumulated other comprehensive loss increased by $2.1 million as of March 31, 2004.

Fair market value adjustment to available-for-sale securities

For the year ended March 31, 2004, the Company recorded a fair market value adjustment to decrease the carrying value of available-for-sale securities by $25,000, with the offsetting amount recorded as an adjustment to accumulated other comprehensive loss.

The Company restated the consolidated financial statements as of and for the year ended March 31, 2004 to correct the errors discussed above. The following table presents the impact of the restatement adjustments on net loss attributable to common shareholders for the year ended March 31, 2004 (in thousands):

2004
Revenue adjustments	$(14,856)
Stock-based compensation adjustments	(529)
Foreign exchange gain (loss)	278
Provision for income taxes	309
Beneficial conversion feature on preferred stock	(6,419)

Increase in net loss attributable to common shareholders	$(21,217)

The effects of the restatement adjustments have been reflected in Notes 1, 2, 3, 7, 8, 9 and 13. Descriptions of the categories of the restatement adjustments to net loss attributable to common shareholders for the year ended March 31, 2004 are set forth below:

Impacts of the restatement on the accompanying consolidated financial statements

The following provides a summary of the impact of the restatements on the accompanying consolidated financial statements:

Consolidated statement of operations for the year ended March 31, 2004, restated

Net loss attributable to common shareholders for the year ended March 31, 2004 increased by $21.2 million from $10.2 million to $31.4 million. The components of the increase included:

•

$13.1 million decrease in revenue due to adjustments related to the application of the ratable method of software revenue recognition for multiple-element arrangements, the recording of sales returns reserves in accordance with SFAS 48, the deferral and/or reversal of sales transactions for which the required documentation was not obtained, and the application of the appropriate revenue recognition treatment for product inventory held by resellers;

•	$1.8 million decrease in revenue due to adjustments related to the application of ratable treatment for a contract with an OEM customer;

•	$6.4 million increase in beneficial conversion feature on preferred stock due to the correction of an accounting error in the calculation of the beneficial conversion feature amount;

•	$0.5 million increase in stock-based compensation due to adjustments related to a stock option regrant program to the issuance of stock options with contingent terms;

•	$0.3 million decrease in net foreign exchange loss, resulting in a net foreign exchange gain of $0.2 million; and

•	$0.3 million decrease in provision for income taxes related to the reduction of taxable income.

Consolidated balance sheet as of March 31, 2004, restated

As of March 31, 2004:

•	$0.4 million decrease in accounts receivable due to adjustments related to sales returns reserves and the reversal of previously recorded sales as a result of inadequate sales documentation;

•	$25,000 net decrease in other assets due to a fair market value adjustment to available-for-sale securities;

•

$0.2 million decrease in accrued liabilities due to a $0.3 million reduction in taxes payable which, was partially offset by certain reclassifications from deferred revenue and the recording of an accrual for product returns;

•

$9.1 million increase in the current portion of deferred revenue due to the revenue-related adjustments discussed above, including adjustments for: (i) inappropriate use of the separate element method; (ii) in adequate sales returns reserve; (iii) inadequate sales documentation in certain instances; (iv) improper recognition of revenue for products held by resellers; and (v) improper recognition of revenue for a contract with an OEM customer. The increase in deferred revenue was also the result of prior year adjustments to deferred revenue;

•

$25.8 million increase in deferred revenue, excluding current portion, due to the revenue-related adjustments discussed above, including adjustments for: (i) inappropriate use of the separate element method; (ii) in adequate sales returns reserve; (iii) inadequate sales documentation in certain instances; (iv) improper recognition of revenue for products held by resellers; and (v) improper recognition of revenue for a contract with an OEM customer. The increase in deferred revenue, excluding the current portion, was also the result of prior year adjustments to deferred revenue;

•

$5.6 million decrease in share capital representing the aggregation of a $7.2 million adjustment in share capital for the correction of an accounting error in the classification of the beneficial conversion feature on preferred stock and a $1.6 million adjustment in share capital for the correction of accounting errors in the calculation of stock-based compensation;

•	$0.8 million increase in deferred compensation due to the correction of accounting errors in the calculation of stock-based compensation;

•

$26.6 million increase in accumulated deficit representing the aggregation of a $19.0 million adjustment to beginning accumulated deficit as of March 31, 2003 for adjustments to net loss attributable to common shareholders for fiscal years prior to the year ended March 31, 2004 and the $14.8 million increase in net loss for restatement adjustments for the year ended March 31, 2004. These increases in accumulated deficit were off-set by the reclassification of the original beneficial conversion feature amount of $7.2 million to share capital rather than accumulated deficit. The beginning accumulated deficit adjustment as of March 31, 2003 was sourced as follows:

Adjustments to Accumulated Deficit
Period ended April 30, 2000	$(221)
Year ended March 31, 2001	1,905
Year ended March 31, 2002	3,980
Year ended March 31, 2003	13,349

Adjustment to beginning accumulated deficit as of March 31, 2003	$19,013

The $19.0 million adjustment to beginning accumulated deficit consisted of decreases in revenue of $18.5 million, for fiscal 2000 through fiscal 2003, as a result of the application of the ratable method of revenue recognition for multiple-element arrangements, additional stock compensation expense of $0.3 million, for fiscal 2003, as a result of errors in the calculation of stock compensation expense and net foreign exchange losses of $0.2 million for fiscal 2001 through 2003, as a result of not properly recognizing foreign exchange gains and losses on intercompany transactions in the statement of operations, in accordance with SFAS 52.

•

$2.1 million increase in accumulated other comprehensive loss due to the impact of foreign currency translation adjustments as a result of restatement adjustments recorded in the functional currencies of foreign subsidiaries, and an adjustment to unrealized gain (loss) as a result of the decrease in fair value of available-for-sale securities. In addition, the Company recorded foreign exchange gains related to expected cash flow effects of intercompany transactions which were previously recorded in accumulated other comprehensive loss or not recorded.

Consolidated statement of cash flows for the year ended March 31, 2004, restated

The adjustments to reconcile net loss to net cash provided by operating cash flows have been restated as a result of the financial statement adjustments discussed above. In addition, the Company has restated its provision for bad debt as this amount was previously netted with the change in accounts receivable.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended March 31, 2004

(in thousands, except per share data)

	As Previously Reported(1)	Adjustments	As Restated
Revenues	$27,107	$(14,856)	$12,251
Cost of revenues	2,994	—	2,994

Gross profit	24,113	(14,856)	9,257

Operating expenses:
Sales and marketing	15,769	29	15,798
Research and development	4,704	24	4,728
General and administrative	5,478	476	5,954

Total operating expenses	25,951	529	26,480

Operating loss	(1,838)	(15,385)	(17,223)
Interest income	86	—	86
Interest expense	(87)	—	(87)
Foreign exchange (loss) gain, net	(78)	278	200
Other expense, net	(81)	—	(81)

Loss before income taxes	(1,998)	(15,107)	(17,105)
Provision for income taxes	951	(309)	642

Net loss	(2,949)	(14,798)	(17,747)
Beneficial conversion feature on preferred stock	(7,221)	(6,419)	(13,640)

Net loss attributable to common shareholders	$(10,170)	$(21,217)	$(31,387)

Net loss per share—basic and diluted	$(0.17)	$(0.35)	$(0.52)

(1)	Reclassifications - For fiscal 2004, stock-based compensation expense as previously reported has been reclassified in the accompanying consolidated financial statements to conform with the current period presentation. This reclassification was recorded as an increase in sales and marketing expense, research and development expense, and general and administrative expense for the year ended March 31, 2004. In addition, for fiscal 2004, the Company has also reclassified the following amounts to conform with current period presentation: (i) product management expenses of $0.4 million, which were previously reported in research and development expense, have been reclassified to sales and marketing expense; (ii) amortization expense of $55,000, has been reclassified to sales and marketing expense; and (iii) interest income of $86,000, which was previously reported net with interest expense.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEET

March 31, 2004

(in thousands)

	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$19,399	$—	$19,399
Accounts receivable, net of allowances for doubtful accounts and sales returns of $503	7,383	(362)	7,021
Other assets	1,286	—	1,286

Total current assets	28,068	(362)	27,706
Property and equipment, net	1,942	—	1,942
Intangible assets, net	111	—	111
Goodwill	4,269	—	4,269
Other assets	787	(25)	762

Total assets	$35,177	$(387)	$34,790

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$926	$—	$926
Accrued liabilities, including an allowance for sales returns of $41	4,078	(183)	3,895
Current portion of deferred revenue	6,877	9,099	15,976

Total current liabilities	11,881	8,916	20,797
Deferred revenue, excluding current portion	2,930	25,803	28,733
Other liabilities	42	—	42

Total liabilities	14,853	34,719	49,572

Shareholders’ deficit:
Series A convertible preferred stock	11,160	—	11,160
Share capital	154,916	(5,622)	149,294
Employee benefit trust	(5)	—	(5)
Deferred compensation	(12)	(788)	(800)
Accumulated deficit	(145,475)	(26,590)	(172,065)
Accumulated other comprehensive loss	(260)	(2,106)	(2,366)

Total shareholders’ deficit	20,324	(35,106)	(14,782)

Total liabilities and shareholders’ deficit	$35,177	$(387)	$34,790

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENT OF CASH FLOWS

March 31, 2004

(in thousands)

	As previously reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(2,949)	$(14,798)	$(17,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	964	—	964
Stock-based compensation	347	529	876
Provision for bad debt	—	495	495
Changes in assets and liabilities:
Accounts receivable	(2,561)	(604)	(3,165)
Other assets	(531)	25	(506)
Accounts payable	61	—	61
Accrued and other liabilities	949	(244)	705
Deferred revenue	4,561	14,597	19,158

Net cash provided by operating activities	841	—	841

Cash flows from investing activities:
Capital expenditures	(534)	—	(534)

Net cash used in investing activities	(534)	—	(534)

Cash flows from financing activities:
Payments on capital lease obligations	(115)	—	(115)
Payments on long term debt obligations	(1,652)	—	(1,652)
Proceeds from issuance of Series A convertible preferred stock, net of offering costs	13,640	—	13,640
Proceeds from exercise of stock options	500	—	500
Proceeds from exercise of warrants	1,217	—	1,217
Proceeds from sale of share capital held by subsidiary	17	—	17

Net cash provided by financing activities	13,607	—	13,607

Effect of exchange rate changes on cash and cash equivalents	440	—	440

Net increase in cash and cash equivalents	14,354	—	14,354
Cash and cash equivalents, beginning of period	5,045	—	5,045

Cash and cash equivalents, end of period	$19,399	—	$19,399

Cash paid during the period for:
Interest	$120	—	$120
Income taxes	$208	$(63)	$145
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital leases	$70	$—	$70
Capital expenditures included in accounts payable at end of period	$—	$35	$35

15.	Subsequent Events

Issuance of warrant

In April 2007, the Company entered into a warrant agreement with Sun Microsystems, Inc. (“Sun”), pursuant to which the Company granted to Sun the right to purchase 4,425,126 shares of its common stock at a price of $1.78 per share, subject to adjustment per the terms of the agreement. The warrants vest upon the satisfaction of specific events and sales achievement levels as follows: 20% upon general product release; 26.67% upon predetermined, aggregate sales achievement levels at the end of year one; 26.67% upon predetermined, aggregate sales achievement levels at the end of year two; and 26.67% upon predetermined, aggregate sales achievement levels at the end of year three. As of June 2008, Sun had only satisfied the general product release vesting condition. The warrant was issued in connection with a Technology Development and License Agreement (the “License Agreement”), dated as of December 18, 2006, by and between a the Company and Sun. The License Agreement provides for a grant of a license of the Company’s NetVault software product to Sun for Sun’s sublicensing and distribution to its resellers and end users. The License Agreement also established a framework under which Sun and the Company will collaborate to offer existing and new versions of the Company’s software.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2008

BAKBONE SOFTWARE INCORPORATED

By:	/s/ JAMES R. JOHNSON
James R. Johnson President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this annual report on the date(s) indicated below:

Signature	Title	Date

/s/ JAMES R. JOHNSON James R. Johnson	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	August 1, 2008

/s/ Todd Knapp Todd Knapp	Vice President and Controller (principal accounting officer)	August 1, 2008

/s/ IAN BONNER Ian Bonner	Director	August 1, 2008

/s/ J.G. (JEFF) LAWSON J.G. (Jeff) Lawson	Director	August 1, 2008

/s/ DOUGLAS LINDROTH Douglas Lindroth	Director	August 1, 2008

/s/ NEIL MACKENZIE Neil MacKenzie	Director	August 1, 2008

/s/ M. BRUCE NAKAO M. Bruce Nakao	Director	August 1, 2008

/s/ ARCHIBALD NESBITT Archibald Nesbitt	Director	August 1, 2008

INDEX TO EXHIBITS

Exhibit No.	Description of Documents
2.1(5)	Agreement and Plan of Merger dated as of November 14, 2005 by and between BakBone Software, Inc., Blackfoot Acquisition, Inc., Constant Data, Inc., and the Founders

3.1(1)	Restated Articles of Continuance of the registrant

3.2(1)	Bylaws, as amended, of the registrant

4.1(1)	Shareholder Protection Rights Plan Agreement made as of June 17, 2002 by and between the registrant and CIBC Mellon Trust Company

10.1(1)	Form of Indemnity Agreement for directors and executive officers

10.2(1)	2000 Stock Option Plan

10.3(2)	2002 Stock Option Plan

10.4(1)	Form of stock option agreement for the 2000 Stock Option Plan and the 2002 Stock Option Plan

10.5(3)	2003 Stock Option Plan

10.6(1)	Forms of stock option agreement for the 2003 Stock Option Plan

10.7(1)	Offer Letter, dated January 24, 2002, by and between the registrant and John Fitzgerald

10.8(1)	Series A Preferred Share Purchase Agreement made as of June 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities

10.9(1)	Investors’ Rights Agreement, dated June 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities

10.10(1)	Letter Agreement, dated November 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities

10.11	Standard Form Modified Gross Office Lease, dated April 20, 2005, between The Irvine Company and the registrant

10.12(4)	Employment Agreement, dated November 1 2004, by and between the registrant and James R. Johnson

10.13(6)	Change in Control Letter Agreement, dated January 17, 2006, by and between the registrant and John Fitzgerald

10.14(6)	Change in Control Letter Agreement, dated January 17, 2006, by and between the registrant and Kenneth Horner

10.15(6)	Change in Control Letter Agreement, dated January 17, 2006, by and between the registrant and Mark Milford

10.16(6)	Change in Control Letter Agreement, dated January 17, 2006, by and between the registrant and Douglas Spencer

10.17(6)	Change in Control Letter Agreement, dated January 17, 2006, by and between the registrant and Karen Fisher

10.18(6)	Change in Control Letter Agreement, dated January 17, 2006, by and between the registrant and Howard Weiss

10.19(6)	Change in Control Letter Agreement, dated January 17, 2006, by and between the registrant and Christopher Ross.

10.20(6)	Change in Control Letter Agreement, dated January 17, 2006, by and between the registrant and Kenneth Hudak

10.21(7)	Employment Letter Agreement, dated April 23, 2006, by and between the registrant and Douglas Lindroth

10.22(8)	Change in Control Letter Agreement, dated July 13, 2006, by and between the registrant and Todd Knapp

10.23(9)	Warrant to Purchase Common Stock, dated April 17, 2007, by and between the registrant and Sun Microsystems, Inc.

10.24	Stand-alone Restricted Stock Unit Award Agreement dated April 27, 2006, by and between registrant and Doug Lindroth

10.25	Amendment to Stand-alone Restricted Stock Unit Award Agreement dated April 24, 2008, by and between registrant and Doug Lindroth

21.1(2)	Subsidiaries of the registrant

31.1	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James R. Johnson

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our annual report on Form 10-K dated June 30, 2004.

(2)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our annual report on Form 20-F dated June 26, 2003.

(3)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Registration Statement on Form S- 8 (No. 333-109390) dated October 2, 2003.

(4)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our 8-K filed November 2, 2004.

(5)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our 8-K filed November 18, 2005.

(6)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our 8-K filed January 23, 2006.

(7)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our 8-K filed April 27, 2006.

(8)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our 8-K filed July 25, 2006.

(9)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our 8-K filed April 24, 2007.