Form 10-K
period 2008-03-31
BAKBONE SOFTWARE INC
filed 2009-02-03
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 29, 2007, based upon the closing sale price of the registrant’s common stock on September 29, 2007 as reported on the Pink Sheets was $60,957,402. This number excludes shares of common stock held by executive officers and directors. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

As of January 23, 2009, there were 64,632,793 shares of the registrant’s common stock outstanding.

BAKBONE SOFTWARE INCOPRORATED

Form 10-K

For the Fiscal Year Ended March 31, 2008

TRADEMARKS AND TRADE NAMES

BakBone®, BakBone Software®, NetVault®, Application Plugin Module™, BakBone logo®, Integrated Data Protection™, The Power of Simplicity™, Constant Data™, Constant Data logo™, Constant Replicator™, OnDemand Replicator™, and Constant HA Cluster™ are our trademarks or registered trademarks, trade names or service marks. Each trademark, trade name or service mark of another company appearing in this Annual Report belongs to its holder, and does not belong to us.

CAUTIONARY STATEMENT

This Annual Report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Item 1A, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

In this annual report, “BakBone,” the “Company,” “we,” “our,” and “us” refer to BakBone Software Incorporated and its subsidiaries, unless the context requires otherwise.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (this “Annual Report”) reports our consolidated financial statements as of and for the years ended March 31, 2007 and 2008 and for each of the quarters of our fiscal years ended March 31, 2007 and 2008. Unless otherwise noted, all of the information in this Annual Report is as of March 31, 2008. The financial statements in this Annual Report do not reflect any subsequent events that occurred after March 31, 2008, other than those items disclosed in Note 6 “Shareholders’ Deficit” to our consolidated financial statements.

We have included the following items in addition to what is required in this Annual Report:

•	Unaudited condensed financial information for each of the quarters of fiscal years 2007 and 2008, not including cash flow statements and separate financial statement footnotes;

•	Management’s discussion and analysis of our operating results for the first, second and third interim periods in fiscal year 2008;

•	Certain additional executive compensation information for fiscal year 2007; and

•	Item 9A information for fiscal year 2007.

As described in our Form 10-K for the fiscal year ended March 31, 2006, filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 6, 2008, we have experienced significant delays in filing our restated financial statements for the fiscal year ended March 31, 2004 and our financial statements for all subsequent fiscal periods.

PART I

Item 1.	BUSINESS

Overview

We deliver complexity-reducing data protection and availability technologies for multi-platform enterprise environments. These include award-winning Linux solutions, application-focused solutions to protect the Windows environment, and innovative solutions to leverage emerging disk-based and virtual environments. Our solutions provide comprehensive protection for the applications that drive the business computing environment such as Microsoft SQL Server, Oracle, Microsoft Exchange, MySQL, Lotus Notes and others. Our innovative Integrated Data Protection (“IDP”) strategy combines a portfolio of backup, disaster recovery, replication and storage reporting solutions for Linux, Windows, UNIX and MAC OS X into an integrated approach to simplify the management of multi-platform computing environments.

We market and sell our NetVault product portfolio primarily through multiple global sales channels comprised of storage-focused resellers, distributors and original equipment manufacturers, or OEM’s, who we believe are focused on small- to medium-sized enterprise accounts. Our global sales teams engage in the selling of solutions to end user customers and provide them with multiple channels to most efficiently facilitate the purchase of the required data protection solution. Our end users consist of domestic and international businesses and organizations of all sizes and across numerous industries, as well as foreign and domestic government agencies and educational institutions.

We believe the data protection and recovery market is large and growing, and that our software is particularly appealing to businesses in the small- and mid-sized enterprise information technology market. We believe that the growth of this market, driven by the exponential expansion of data, will be augmented by the following factors:

•	the convergence of data, voice and video in the telecommunications and cable industries in an effort to rapidly expand their infrastructures to provide additional services to their customer base;

•	the dependence on the availability and security of online systems and associated data such as that used by the financial services industries;

•

the increase of data created by government and industry regulations, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Sarbanes-Oxley Act, as well as systems such as Electronic Data Interchange (“EDI”), Electronic Medical Records (“EMR”) and Picture Archive Communication Systems (“PACS”);

•	the rapid growth of digital content created by Internet Service Providers (“ISPs”) including streaming videos, music, documents and other web-based content;

•	the creation of new format and delivery mechanisms in the media and entertainment industries;

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

Organization

We are currently incorporated under the federal jurisdiction of Canada. We originally engaged in mineral exploration activities, but those activities ceased during 1999, leaving the Company as a public shell corporation traded on the Toronto Stock Exchange. In March 2000, we changed our name from Net Resources, Inc. to

BakBone Software Incorporated and began a series of transactions resulting in our current corporate structure. We operate in a single business segment, which is the NetVault product line, and have operations in three primary geographic regions: North America; Asia-Pacific; and Europe, Middle East and Africa, or EMEA, through three of our wholly-owned subsidiaries: BakBone Software, Inc.; BakBone Software KK; and BakBone Software Ltd., respectively. See additional information regarding segment reporting information in Note 11 “Segment Information” to our consolidated financial statements.

Our common shares are traded in the over-the-counter market on the “Pink Sheets” in the United States under the symbol “BKBO.PK”. Our common shares were previously listed on the Toronto Stock Exchange (“TSX”) under the symbol “BKB”; however our shares have not traded on the TSX since December 2004, when the Alberta, Ontario and British Columbia securities commissions issued cease trade orders. Our common shares were subsequently delisted from the TSX in May 2006. We operate and report using a fiscal year ending March 31. Our corporate headquarters are located at 9540 Towne Centre Drive, Suite 100, San Diego, CA, 92121, and our telephone number is 858-450-9009.

Our Corporate Strategy

As businesses look to better leverage their information technology (“IT”) infrastructure investments to improve their operational efficiencies, they continue to deploy business-critical applications. While these applications help businesses to achieve efficiencies, they also create new challenges for the IT organization to address. The exponential growth of data driven by these applications is one such challenge. IT organizations must plan to manage and maintain capital assets to manage data across its entire life cycle. Availability requirements, geographical location and access and control are just some of the factors that must be planned for and addressed when managing data over time. The combination of the exponential data growth and increasingly complex computing environments, result in steep challenges for IT organizations that are being asked to do more with fewer resources. As a result, these IT organizations require solutions that fit their technical needs and provide a compelling return on investment over the operational period of their lifecycles.

Our goals are to: (i) develop and deliver innovative data protection and availability technologies for multi-platform enterprise environments at attractive price points; (ii) provide end users with a lower total overall cost of ownership; and (iii) give our customers a better overall rate of return on their investment.

We are committed to protecting and ensuring the availability of critical data for our customers worldwide by developing and expanding our data protection technologies to deliver scalable solutions to OEMs, resellers and end users that address the complex demands of diverse IT environments. Thus, the following key goals are critical to our corporate strategy:

•

Develop scalable mission-critical data protection technologies—We plan to gain market share by being first-to-market in addressing industry-driven needs for focused and innovative data protection technologies for small to mid-sized enterprises.

•

Define new markets and expand current customer base—By using our integrated solution for driving the consolidation of data protection, we plan to grow the presence of IDP, as well as NetVault: Replicator and NetVault: Backup in new markets, and to cross-sell into our existing customer base.

•

Expand global distribution channels—By expanding our global distribution network, we can leverage our existing customer base, as well as move into expanded markets with our NetVault product portfolio and IDP solutions.

•

Scale globally—We believe the markets in all three regions in which we currently do business have significant growth potential. We plan to extend our global reach through the expansion of our indirect sales channel and through strategic complimentary partnerships.

•	Continue to refine our IDP product strategy—Our strategic product initiative, Integrated Data Protection, or IDP, will focus on a broader product portfolio to manage data protection environments holistically while reducing the associated administrative and operation costs. As IDP evolves, future technology enhancements will include email management and archiving and continuous data protection (“CDP”), among others, and provide solutions that are integrated into the IDP solution set over time.

•

Be the leader on the Linux platform—We believe that being first to market with Linux Application Plug-in Modules (“APM”) and Network Data Management Protocol (“NDMP”) support, and first to deliver new NetVault: Backup and NetVault: Replicator features on Linux will assure our leadership position in the Linux market.

•

Increase focus on Windows applications—The Windows computing environment continues to be the largest market opportunity for data protection solutions. We plan to expand our existing Windows solutions with innovative technologies that allow us to pursue Windows based opportunities in new market segments including CDP and archiving.

•

Adoption of disk-based technologies—Market conditions and data protection requirements have driven the adoption of disk-based data protection technologies. We have continued to invest in disk-based solutions, such as our integrated Virtual Tape Library (“VTL”) and CDP that provide a unique set of capabilities to meet new disk adoption.

•

Virtual computing and storage environments—While virtual computing and storage environments provide material benefits for organizations that successfully deploy them; they can also create new data protection challenges. We believe that this new virtual environment requires data protection solutions that are architected and designed for them rather than simply ported from physical solutions. Accordingly, we continue to invest in providing innovative solutions that allow customers to fully leverage their virtual environments while effectively and efficiently protecting data.

Our Linux Strength

Open source technologies continue to gain momentum as a viable backbone for core computing requirements, resulting in increased popularity of Linux worldwide. According to International Data Corporation (“IDC”), spending on software related to Linux server operating environment platforms is growing rapidly, with a projected Compound Annual Growth Rate (“CAGR”) of 35.7% from 2006 to 2011. IDC estimates that Linux Ecosystem spending totaled $21 billion in 2007 and will grow to $49 billion in 2011. IDC also projects that the growth of storage software spending for Linux and other open source platforms will continue to remain the highest of any major computing platform. IDC projects a CAGR of 24.1% in storage software spending for Linux and other open source platforms from 2006 to 2011, with the market in 2011 projected to be $786 million worldwide.

Other market factors related to the increased popularity of Linux include:

•

According to Gartner Group, database deployment on the Linux platform increased by 67% from 2005 to 2006, and accounted for over 15% of all 2006 database revenues, indicating the rapid increase in solutions being deployed on Linux;

•	Sun Microsystem’s $1.0 billion acquisition of MySQL, the industry’s leading open source database provider;

•	Microsoft and Novell joining forces in November 2006 to unite source and proprietary source software;

•	Oracle’s enterprise support and services for its Unbreakable Linux offering; and

•	IBM’s announcement of its “Big Green Linux” initiative in August 2007.

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

We have rich technical experience in working with different Linux distributors and we partner with some of the major leaders in the Linux market, including Red Hat, MySQL and Novell. We will continue to drive innovation to provide differentiated solutions that meet the demands of the Linux and multiple-platform computing environments. When coupled with our IDP strategy, we expect to provide a cost-effective, enterprise-ready solution for these environments.

Our Enterprise System Focus

The proliferation of computing platforms and their associated applications has driven the expansion of multi-platform computing environments. These environments are designed to leverage the specific, best-of-breed capabilities of a platform. For example, a single company might select Windows to host its messaging systems, such as email, Solaris for its database environment, a distribution of Linux for its web server infrastructure, and Mac OS X for its imaging applications. The combination of multiple computing environments and multiple applications running on each creates further challenges to providing holistic data protection that can be centrally managed across the entire enterprise.

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

Integrated Data Protection

Our customers continue to face challenges related to the increasing operational costs of managing their data. Although more products have been introduced to help users manage their data more effectively, the resources required to manage these products have increased the overall storage costs. In October 2005, we announced a strategic product initiative called Integrated Data Protection, or IDP. Our current portfolio of IDP products provides users with the ability to manage data protection environments holistically while reducing the associated administrative and operational costs.

Currently our three main IDP product offerings include NetVault: Backup, backup and recovery software; NetVault: Replicator, replication software; and NetVault: Report Manager, storage resource management software. As IDP evolves, future technologies will include email management and archiving and CDP markets, among others, and provide solutions that are integrated into the IDP solution set over time.

The foundation of IDP is a set of common technologies that enable our portfolio of data protection offerings to integrate with each other and allow for centralized management. The common foundation technologies will allow different data protection applications to share and leverage common infrastructure to present users with a centralized point of control. As part of our IDP strategy we are focusing on building a broader product portfolio upon a common technology foundation which will enable organizations to (i) centrally manage and control access, availability and recoverability of data, and (ii) more effectively meet business, operational and financial objectives.

Built on common foundation technologies, the IDP Management Console is a key component of the IDP strategy that we intend to develop and bring to market. This central console will provide customers with the ability to automate the management of their data protection technologies. This approach will allow storage administrators to easily and cost-effectively achieve high data availability, set schedules, manage policies, and control and report on their storage environment, all from a single point of control.

We are currently delivering on our IDP strategy by delivering new products, such as TrueCDP and application versions of NetVault: Report Manager, and enhancements to our existing products, and will continue to execute on our IDP strategy by building a broader product portfolio upon a common technology foundation.

Adoption of disk-based technologies

Data is the center of many of today’s business applications. This has created new requirements for businesses that rely on data. Part of this change is an increased focus on the amount of time that is required to perform a recovery of required data and the amount of time that has transpired since data was last protected. With the increased reliance on data, businesses want to be able to recover data faster with less potential for data loss.

Our disk-based solutions include NetVault: Backup’s integrated VTL option and the NetVault: Replicator product family. In addition, in 2008 we introduced our TrueCDP option for NetVault: Backup. This disk-based solution captures changes that are made in a real-time fashion and replicates them via standard IP infrastructure to a designated TrueCDP target. This target provides a dramatic improvement over tape-based technology. In many cases, this is a reduction from hours or days down to minutes. TrueCDP’s integration with NetVault: Backup also allows static data to be easily moved to more cost effective tape media based upon predefined user policies. This integration means that users can manage a single system to meet all of their data protection requirements.

We are building upon our disk-based solution heritage and investing in new disk-based solutions that will provide the benefits required by today’s businesses. Our integrated approach will ensure customers the lowest total cost of ownership by minimizing the number of systems that need to be independently managed.

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

NetVault: Backup Application Plugin Modules. For data protection, disaster recovery and business continuity, NetVault: Backup’s Application Plugin Modules provide online protection capabilities for critical applications including: Oracle, Microsoft SQL Server, Microsoft Exchange, MySQL, Lotus Notes, PostgreSQL, DB2, and Informix.

VaultDR. For disaster recovery and business continuity, the VaultDR option to NetVault: Backup automates the recovery of systems and devices to reduce potential downtime created by unplanned service interruptions.

Virtual Tape Library/Shared Virtual Tape Library. For disaster recovery and business continuity, NetVault: Backup’s VTL and Shared Virtual Tape Library (“SVTL”) options provide enhanced backup and recovery performance by creating a virtual tape library on disk. NetVault: Backup’s disk-to-disk technology allows for flexible configuration of customized virtual libraries, each with its own specific number of tape drives, slots and capacity to fit the situation at hand.

TrueCDP. For real-time data protection for customers to minimize the amount of time required to recover data and the periods between data protection points. This is an integrated option for NetVault: Backup, allowing users to manage multiple data protection activities from a single system.

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

The NetVault Solution

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

•

Unmatched reliability allowing users to leverage disk and tape in an integrated fashion. NetVault provides end users with the ability to backup to both disk and tape and incorporates a multi-tier backup and recovery strategy. When backing up to disk, NetVault provides an optional virtual tape library, with drives, slots and media on disk to take advantage of the random access nature of disk-based devices and improve the performance of existing backup and recovery processes. As the trend of backup to disk for near-term critical data has grown, the need to further safeguard this data through subsequent backup to tape has also increased. This strategy of disk-to-disk-to-tape backup provides for rapid recovery from disk of more critical data while allowing additional protection of this data through the use of tape. Unlike many of our competitors’ products, NetVault writes backup data identically to tape and disk. This allows NetVault to seamlessly recover this data directly from tape with limited disruption and at high levels of performance. Many competing products require additional time for the staging process of recovered data from tape back to intermediary disk and then to the original disk device.

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

•

Lower total cost of ownership. We believe NetVault provides end users with a lower total cost of ownership than competitive products. NetVault’s advanced architecture allows for quick and easy installation and administration. NetVault typically requires little or no upfront or ongoing professional services to implement and configure due to auto-discovery, self-configuration and self-installation features. These features allow more rapid support of new applications, databases, devices and operating systems. This generally results in lower ongoing internal administration and support costs than competing products. These attributes provide scalability of our solutions as an organization grows in size and its computing and storage environments evolve. We provide the option for end users to download over the Internet fully-functioning versions of all NetVault products, upgrades, application plug-in modules, and options from initial implementation through all stages of their deployments. As a result of these factors, we believe that we offer our end users data protection at an attractive price over the lifecycle of the product.

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

We focus on the development and growth of our major OEM and strategic partner relationships. Members of our sales force work closely with our OEM and strategic partners to define product needs, conduct on-site testing and provide engineering and field application engineering support. We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of customers. We believe that our solutions complement and expand the solutions provided by our OEMs. In addition to maintaining and expanding our existing OEM relationships, our strategy is to grow our business by adding new OEM partners.

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

Our research and development expenditures in fiscal 2007 and 2008 totaled $9.6 million and $10.3 million, respectively. We focus our current research and development efforts on new features and functionality for our NetVault products to address new market opportunities and to meet changing customer needs. These projects include the continued introduction of new application plug-in modules, improvements in the performance and functionality of our NetVault portfolio of products, product adaptations to meet the needs of new hardware offerings entering the market and the integration of new technologies to address the evolving data protection marketplace. We anticipate we will have significant future research and development expenses in order to continue to provide high quality products that enable us to maintain and enhance our competitive position while increasing market share.

Intellectual Property

Our software products rely on our internally-developed intellectual property and other proprietary rights. We rely primarily on a combination of our patents, trademarks and copyrights together with trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. In addition, we have filed for patent protection in several jurisdictions including the United States, the European Union and Japan. As of January 23, 2009, we have 16 patents pending, five issued patents and registered trademarks for the marks BakBone®, BakBone Software®, NetVault® and the BakBone logo®. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions, including some of the foreign countries in which we sell our products. We also enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing the unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries, including those in which we sell our products, do not protect our proprietary rights as fully as do the laws of the United States.

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

Employees

As of January 23, 2009, we had 264 employees, including 53 in research and development, 128 in sales and marketing, 48 in customer support, and 35 in general administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Additional Information

We provide our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports free of charge under “Investor Relations” on our web site at www.bakbone.com as soon as reasonably practicable after we electronically file this material with or furnish this material to the SEC. The information contained on our website is not part of this Annual Report. You may also read and copy the documents to which we refer at the Public Reference Room maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. In addition, the SEC maintains a web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC at www.sec.gov. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330.

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

Risks Related to Our SEC Filing Delinquencies

We have experienced, and may continue to experience, significant delays in the filing of our periodic reports with the SEC, which could have a material adverse effect on us.

We have experienced significant delays in filing our restated financial statements for fiscal 2004 and our financial statements for subsequent fiscal periods to date, including the filing of this Annual Report for the fiscal year ended March 31, 2008. We are also required to file, but have not filed, an Annual Report on Form 10-K for fiscal year 2007 and Quarterly Reports on Form 10-Q for each of the interim periods of fiscal 2007 and 2008. As a result of the delays in the filing of our periodic reports, we are subject to restrictions regarding the registration and issuance of our securities under U.S. federal, state, and Canadian securities laws. In addition, our ability to raise capital through debt and equity offerings is subject to our timely filing of periodic reports with the SEC, and our failure to file such reports on a timely basis effectively precludes us from raising capital through debt and equity offerings at this time. Continued delays in the filing of our periodic reports could also result in the SEC bringing an enforcement action against us. Further, our board of directors has determined not to issue equity awards to our employees or allow them to exercise their outstanding stock options. Delays could impact our ability to attract and retain employees. As a result, continued delays in the filing of our periodic reports with the SEC could adversely affect our business, results of operations, financial condition and cash flows.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As described in Item 9A of this Annual Report and our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, we have in the past identified material weaknesses in our internal controls and procedures, including in connection with the preparation of our financial statements for each of the fiscal years ended March 31, 2007 and 2008. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of each of those periods. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date or any future measures may not remediate the material weaknesses discussed in this Annual Report as we expect.

In addition, we may not be able to maintain adequate controls over our financial processes and reporting in the future. We may discover additional material weaknesses, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. Moreover, we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The costs associated with external consultants, as well as internal resources are significant and difficult to predict. As a result of these matters, our business, results of operations, financial condition and cash flows could be adversely affected.

The restatement of our historical financial statements and the independent investigation of our historical business practices surrounding revenue recognition have had, and could continue to have, an adverse effect on us.

In December 2004, we determined that our fiscal 2004 and prior period consolidated financial statements required restatement. From January 2005 through May 2006, we performed an extensive review of our business processes in connection with the restatement and in April 2006, our board of directors determined that an independent investigation with respect to our historical business practices surrounding revenue recognition should be directed by a special committee of the board of directors. The internal investigation concluded that we improperly recognized revenue in previous periods. The internal investigation was completed in September 2006. The independent investigation and restatement activities required us to expend significant management time and incur significant accounting and other expenses. We may in the future identify similar adjustments to prior period financial information. Adjustments that may be identified in the future could require further restatement of our financial statements. We could continue to incur additional costs in the future, which would adversely affect our business, results of operations, financial condition and cash flows.

Risks Related to Our Business and Industry

Our business could be harmed by the deteriorating general economic and market conditions that lead to reduced spending on information technology products.

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Economic growth in the United States and other countries has slowed during the second half of calendar year 2008, which has caused our customers to delay or reduce information technology purchases. If economic growth in the United States and other countries continues to slow, customers may continue to delay or further reduce information technology purchases. This could result in additional reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end user market could negatively affect the cash flow of our resellers and customers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows. Also, if our resellers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end users to purchase our product from other resellers or directly from us, our sales could decline significantly. Any of these events would likely harm our business, results of operations and financial condition.

Our future capital needs are uncertain and our ability to access additional financing may be negatively impacted by the volatility and disruption of the capital and credit markets and adverse changes in the global economy.

Our capital requirements in the future will depend on many factors, including:

•	acceptance of and demand for our NetVault products;

•	the extent to which we invest in new technology and product development;

•	the costs of developing new products, services or technologies;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with the growth of our business, if any.

We intend to finance our operations and any growth of our business with existing cash and any cash flow from operations and we believe that our existing cash and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months from the date of the filing of this Annual Report. However, if adverse global economic conditions persist or worsen, we could experience a decrease in cash from operations attributable to reduced demand for our products and services and as a result, we may be required to obtain additional financing in order to fund our continued operations. Due to the existing uncertainty in the equity markets including debt, private equity and venture capital and traditional bank lending markets, as well as our failure to file our SEC reports on a timely basis, access to additional debt or equity may not be available to us on acceptable terms or at all. If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it would increase our leverage relative to our earnings or to our equity capitalization.

We have incurred substantial net losses since inception, and we may not be able to achieve or maintain profitability or positive cash flow.

We have incurred operating and net losses since the inception of our operations in March 2000. Our net losses were $13.0 million and $7.7 million for the fiscal years ended March 31, 2007 and 2008, respectively. As of March 31, 2008, our accumulated deficit was $226.5 million. We may not able to achieve positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our future revenues depend upon continued market acceptance of our NetVault product portfolio.

We derive substantially all of our revenues from our NetVault product portfolio, and we expect this will continue for the foreseeable future. If the market does not continue to accept these products, our revenues will decline significantly, and this would negatively affect our results of operations, financial condition and cash flows. Factors that may affect the market acceptance of our NetVault products include the performance, price and total cost of ownership of our products, and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

We are dependent on certain key customers.

We have derived, and may continue to derive, a significant portion of our revenues from a limited number of OEM customers. If any of our largest OEM customers were to reduce purchases from us or we are unable to attract new OEM customers, our business would be adversely affected. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues, results of operations, financial condition and cash flows. During fiscal 2007 and 2008, we had no customers that comprised more than 10% of our consolidated revenues.

We rely on indirect sales channels such as value-added resellers, distributors and OEMs, and this makes it difficult for us to predict our revenues.

We rely, and will continue to rely, on our indirect sales channel for the marketing and distribution of our products. Our agreements with value-added resellers and distributors do not contain exclusivity provisions and in most cases may be terminated by either party without cause and with limited or no notice. Many of our resellers also carry other product lines that are competitive with ours. These resellers may not give a high priority to the marketing of our products. They may give a higher priority to other products, including the products of competitors, or may decide not to continue to carry our products. In addition, we may not be able to retain our current resellers or successfully recruit new resellers. Any such changes in our distribution channels could seriously harm our business, operating results and financial condition.

Our strategy also involves developing significant partnerships with key hardware and software providers to integrate NetVault products into their offerings to support more robust data protection solutions. We may fail to implement this strategy successfully. We are currently investing, and will continue to invest, resources to develop this channel. Such investments, if not successful, could seriously harm our operating margins. Before we can sell our products to an OEM, generally we must engage in a lengthy sales cycle and develop a version of our software customized for and integrated with the hardware or software product of the OEM. This process, which can take up to 12 months or more, requires the commitment of OEM personnel and resources, and we compete with other suppliers for these resources. Any delays in completing this process or any failure to timely develop a customized and integrated version of our software for an OEM would adversely affect our ability to sell our products.

Sales of our products through our OEMs depend on the success of our OEMs in developing and effectively marketing new products, applications and product enhancements on a timely and cost-effective basis that meet changing customer needs and respond to emerging industry standards and other technological changes. Our reliance on OEMs exposes us to additional risks. If our OEMs do not meet these challenges our revenues may suffer. The OEMs we partner with may incorporate the technologies of other companies in addition to, or to the exclusion of, our technologies, and are not obligated to purchase our product from us, and they may not continue to include our products with their products. In addition, we have no control over the shipping dates or volumes of products the OEMs ship. Our OEM customers may compete with one another. If one of our OEM customers views the products we have developed for another OEM as competing with its products, it might decide to stop doing business with us, which could adversely affect our business, results of operations, financial condition and cash flows. The inability to recruit, or the loss of, important OEMs could seriously harm our business, operating results and financial condition. Finally, should one of our OEM partners create or acquire competitive products to ours, our OEM revenues would likely decline.

We may make acquisitions or investments that are not successful and that adversely affect our ongoing operations.

We have in the past and may in the future acquire and make investments in companies, products or technologies that we believe complement or expand our existing business and assist us in quickly bringing new products to market. However, we have limited experience in making acquisitions and investments. As a result, our ability to identify and evaluate prospects, complete acquisitions and properly manage the integration of businesses is relatively unproven. Failure to properly evaluate and execute acquisitions or investments may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In addition, any acquired businesses, products or technologies may not generate sufficient revenue and net income to offset the associated costs of such acquisitions, and such acquisitions could result in other adverse effects. Moreover, from time to time, we may enter into negotiations for the acquisition of businesses, products or technologies but be unable or unwilling to consummate the acquisitions under consideration. This could cause significant diversion of managerial attention and resources.

Failure to manage our growth could adversely affect our business.

We expect to continue to expand our operations domestically and internationally. If we fail to manage our expansion effectively, our business and operating results could be adversely affected, which could cause the market price of our stock to fall. Any expansion in our operations and staff could place a significant strain on our management systems and resources. If we fail to manage any future expansion, we may experience higher operating expenses. To manage this expansion effectively we must continue to:

•	improve our financial and management controls, reporting systems and procedures;

•	hire and integrate new employees;

•	manage our relationship with our resellers, distributors and OEMs;

•	control expenses; and

•	expand geographically dispersed operations.

We may need to commit a significant amount of funds to obtain additional systems and facilities to accommodate any current and future anticipated expansion. To the extent any expansion does not occur or occurs more slowly than we expect, we may not be able to reduce expenses to the same degree. Any failure to manage our expansion effectively could adversely affect our business, results of operations, financial condition and cash flows.

Because our intellectual property is critical to the success of our business, our results of operations may suffer if we are unable to adequately protect or enforce our intellectual property rights.

Our proprietary technologies are crucial to our success and ability to compete. We rely primarily on a combination of copyrights, trade secret laws, contractual provisions and trademarks to establish and protect our intellectual property rights in our proprietary technologies. Sometimes our products are licensed under “shrink wrap” license agreements that do not require a physical signature by the end user licensee and therefore may be unenforceable under the laws of some jurisdictions. We presently have two patents issued and we continually invest resources to gain additional patent protection for our proprietary technology. We may not be issued additional patents in the future, and the benefit we may derive from any patents, if and when issued, may equal or exceed the costs of obtaining such patents.

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

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States and to continue to take advantage of lower costs associated with software development outside the United States. As of January 23, 2009, we had 77 employees in Europe, the Middle East and Africa (“EMEA”) and 68 employees in the Asia-Pacific region out of 264 total employees. Our foreign operations and revenues are subject to a number of risks, including:

•	potential loss of proprietary information due to piracy, misappropriation, or weaker intellectual property protection laws or weaker enforcement of such laws;

•	imposition of foreign laws and other governmental controls, including trade restrictions, as well as the burdens of complying with a wide variety of multiple local, country and regional laws;

•	unexpected domestic and international political or regulatory changes;

•	fluctuations in currency exchange rates and general economic instability;

•	lack of acceptance of localized products, if any, in foreign countries;

•	longer negotiation and accounts receivable payment cycles;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations; and

•

difficulties in ensuring that our subsidiaries maintain sufficient internal control over financial reporting in order to produce financial statements in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Our continued growth will require further expansion of our international operations. To expand international operations successfully, we must establish additional foreign operations, hire and retain additional personnel and recruit additional international resellers, all of which will require significant management attention and financial resources. If we fail to further expand our international operations and revenues, we may not achieve our anticipated growth.

A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results and we may experience currency losses. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities. As a result, our results of operations, financial condition and cash flows could be adversely affected by such exchange rate fluctuations.

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

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Despite our best efforts to test our products, we may experience significant errors or failures in our products, or software may not work with other hardware or software as expected, which could delay the development or release of new products or new versions of our products and adversely affect market acceptance of our products. End user customers use our products for applications that are critical to their businesses, and they have a greater sensitivity to product defects than the market for other software products generally. Our end users and distribution partners may claim that we are responsible for damages to the extent they are harmed by any failure of our products.

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

Our future growth and success depends on the continued contributions of our senior management, as well as our ability to hire and retain other key engineering, sales and marketing and operations personnel as needed. If we are unable to hire and retain qualified employees, our business and operating results may be adversely affected. We need to hire and retain qualified personnel to support the planned expansion of our business and to meet the anticipated increase in customer demand for our products and services, and we may not be able to do so. All of our employees are free to terminate their employment with us at any time. Competition for people with the skills we require is intense, particularly in the San Diego area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. As a result, we expect to continue to experience increases in compensation costs.

As a result of our delinquency in filing our periodic reports with the SEC and the cease trade orders currently in effect in certain Canadian jurisdictions, our board of directors has prohibited option holders from exercising stock options and has limited our ability to grant stock options to our employees. These circumstances could make it difficult to attract, retain and motivate employees, which could adversely affect our business, results of operations, financial condition and cash flows.

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

Notwithstanding the filing of this Annual Report, we are not fully compliant with our filing requirements with the SEC, and we could be subject to sanctions by the SEC. At such time as all outstanding financial statements have been brought current, we intend to pursue listing our common shares on an established stock exchange.

Our bookings, revenues and operating results may fluctuate significantly, which could cause the market price of our stock to fall.

Our operating results have fluctuated in the past and can be expected to fluctuate from time to time in the future. We may experience a shortfall in bookings or revenues in any given quarter in relation to our plans or investor expectations. In addition, if we have a shortfall in bookings or revenues, our efforts to reduce operating expenses in response will likely lag behind such shortfall. Our revenues and bookings, and our licensing revenues and bookings in particular, are difficult to forecast and are likely to fluctuate significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that may cause fluctuations in our revenues and bookings include the following:

•	timing and magnitude of sales;

•	historical sales patterns in the IT industry which often involve customer purchase decisions being made at or near the end of each calendar quarter;

•	timing of large enterprise transactions which are typified by long solicitation and decision periods and often remain highly uncertain until the sale is actually completed;

•	introduction, timing and market acceptance of new products by us and our competitors;

•	rate of growth of Network Attached Storage and Storage Area Network technology deployment;

•	rate of adoption and associated growth of the Linux operating system;

•	changes in our pricing policies and distribution terms;

•	possibility that our customers may defer purchases in anticipation of new products or product updates by us or by our competitors; and

•	changes in market demand for IT products in general.

Any deterioration in our operating results, including fluctuations based on any shortfalls in bookings or revenues, could cause the market price of our stock to fall substantially. If our operating results are below the expectations of securities analysts or investors, the market price of our common stock may fall abruptly and significantly.

Our stock price is volatile and your investment could decline in value.

Our stock price has fluctuated significantly in the past and is likely to continue to fluctuate significantly, making it difficult to resell shares when investors want to at prices they find attractive. Factors affecting the trading price of our common stock could include:

•	variations in our financial results;

•	our restatement of previously reported financial information and delayed filings for subsequent years;

•	announcements of innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in estimates of our financial results;

•	changes in the recommendations of any securities analysts that elect to follow our common stock;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	any significant litigation brought against us;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock will be sold, by our existing stockholders in the public.

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

We currently lease 22,600 square feet in San Diego, California, for our corporate headquarters and our North American sales and development facility. We also lease 5,900 square feet in Poole, United Kingdom, for our EMEA development facility, 6,465 square feet in Reading, United Kingdom, for our EMEA sales and operations facility and 6,000 square feet in Tokyo, Japan, for our Asia-Pacific sales and operations facility. In addition to these facilities, we also lease several small sales offices throughout the world. We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

At January 23, 2009, there were no material pending legal proceedings to which we were a party or any of our property was subject. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table sets forth the high and low sales prices of our common shares during the periods indicated:

		Over the Counter Pink Sheets (U.S. $)
		High	Low
Fiscal 2008	Fourth Quarter	1.14	0.60
	Third Quarter	1.35	1.03
	Second Quarter	1.69	1.05
	First Quarter	2.01	1.49

Fiscal 2007	Fourth Quarter	1.88	1.23
	Third Quarter	1.71	1.15
	Second Quarter	1.65	0.95
	First Quarter	2.16	1.26

As of January 23, 2009, there were approximately 321 holders of record of our common shares. On January 23, 2009, the last reported sales price on the Pink Sheets was $0.45.

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

Dividends

Dividends (including share dividends) paid or credited, or deemed to be paid or credited, to a non-resident of Canada are subject to Canadian withholding tax at a rate of 25% of the gross amount of such dividends, subject to reduction under the provisions of any applicable income tax treaty. The Canada-U.S. Income Tax Convention (1980) (the “Convention”) generally reduces the rate of withholding tax to 15% for U.S. residents who are the beneficial owners of our common shares, or 5% in the case of corporate U.S. shareholders who are the beneficial owners of at least 10% of our voting shares. Persons who are subject to the U.S. federal income tax on dividends may be entitled, subject to certain limitations, to either a credit or deduction for Canadian income taxes withheld with respect to dividends paid or credited on our common shares.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A under the caption “Risk Factors,” and in the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: the success of our efforts to become current in our reporting with the SEC and Canadian securities administrators; the deteriorating economic and market conditions that lead to reduced spending on information technology products; competition in our target markets; potential capital needs; management of future growth and expansion; the development, implementation and execution of our Integrated Data Protection strategic vision; risk of third-party claims of infringement; protection of proprietary information; customer acceptance of our existing and newly introduced products and fee structures; the success of our brand development efforts; risks associated with strategic alliances; reliance on distribution channels; product concentration; need to develop new and enhanced products; potential product defects; our ability to hire and retain qualified employees and key management personnel; risks associated with changes in domestic and international market conditions and the entry into and development of international markets for our products; and other risks identified in this Annual Report on Form 10-K.

Overview

We are a global provider of software-based, data protection solutions that enable the effective backup, recovery and overall availability of business critical data and information. Our NetVault portfolio of products allows organizations to efficiently and cost-effectively protect data within heterogeneous computing and storage environments. Our products are designed to be flexible and easy to install, use, maintain and support, while providing our end users with what we believe is a substantially lower overall total cost of ownership than competitive products. We have also designed our products to be modular and to work within an open standards environment, allowing the NetVault product portfolio to integrate easily with our end users’ information technology infrastructure and scales as our end users’ data protection requirements evolve. We believe the NetVault solutions are well positioned to satisfy the needs of organizations seeking affordable enterprise, multi-platform data protection and availability solutions.

We primarily market and sell the complete NetVault product portfolio through an indirect global sales channel comprised of storage-focused resellers, distributors and original equipment manufacturers, or OEMs. Our sales teams engage in the selling of solutions with end user customers and provide them with multiple channels to most efficiently facilitate purchase of the required solution. Our end users consist of domestic and international businesses and organizations of all sizes and across numerous industries, as well as foreign and domestic government agencies and educational institutions. We currently operate in three primary regions: North America, Asia-Pacific, and EMEA, through three of our respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, and BakBone Software Ltd.

The following table summarizes consolidated revenues and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Year ended March 31,
	2007	2008
Consolidated revenues, net	$43,065	$50,869
North America revenues, net	18,288	20,030
As a percentage of consolidated revenues	43%	39%
Asia-Pacific revenues, net	13,099	16,359
As a percentage of consolidated revenues	30%	32%
EMEA revenues, net	11,678	14,480
As a percentage of consolidated revenues	27%	29%

In addition, we had consolidated deferred revenue balances as follows (in thousands):

	Year ended March 31,
	2007	2008
Consolidated deferred revenue	$81,901	$96,700

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

We license our software to customers through our channel partners in arrangements under which they purchase a combination of software, post-contract support and/or professional services, which we refer to as multiple-element arrangements. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of our software as well as training. While not provided for in our licensing arrangements, we have historically provided our end customers with platform transfer rights (“PTRs”), which allow the customer to exchange an original product for a different product or to exchange an original product operating on one platform for the same product operating on a different platform. Accordingly, for all multiple-element arrangements, we defer the arrangement fees and recognize the fees ratably over the estimated economic useful life of the software product, which has been determined to be four years. We also provide maintenance contract renewals and professional services on a separate, stand-alone basis. Under these arrangements, maintenance contract renewal fees are recognized ratably over the maintenance period, which is generally one year, and professional services fees are recognized at the time the service is rendered.

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

The following table identifies the revenue expected to be recorded in subsequent fiscal years related to deferred revenue as of March 31, 2008 (in thousands):

Fiscal year ending March 31,
2009	$44,890
2010	31,546
2011	15,269
2012	4,975
2013	13
2014	7

$96,700

Although generally our resellers are not permitted to return our products, one of our OEM customers has a contractually permitted right of return. Also, under certain other limited circumstances we do accept returns. We use historical returns experience with these customers to determine potential returns and to establish the appropriate sales returns allowance.

Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our product more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses. Due to the volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results and we could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities.

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

Sales and marketing expenses consist primarily of employee payroll and other benefits, commissions, trade show costs, web advertising and travel costs for our worldwide sales and marketing staff. Commissions are part of our sales personnel compensation package, which is based on the procurement of sales orders and subsequent collection of customer receivables. As we expand our sales and marketing force, we expect sales and marketing expenses to increase.

Research and development expenses consist primarily of salary and related costs for our worldwide engineering staff. We have engineering personnel in our Poole, United Kingdom and San Diego, California, offices who are responsible for the development effort of NetVault products and our application plug-in modules.

General and administrative expenses include salaries and benefits for our corporate personnel and other expenses, such as facilities costs and professional services.

As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we do business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and financial accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are presented on a net basis. We assess on a periodic basis the probability that our net deferred tax assets will be recovered. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, our ability to deduct tax loss carryforwards against future taxable income, and tax planning strategies among the various tax jurisdictions that we do business in when making this assessment. To the extent we believe that recovery is not probable, a valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

Our provision for income taxes is comprised of two primary components: royalty withholding taxes; and federal, state, and foreign income taxes. Currently, BakBone Software Ltd., our U.K. operating subsidiary, earns intercompany royalty revenues from BakBone Software KK, our Japanese operating subsidiary, for NetVault license sales procured by BakBone Software KK. Through December 31, 2006, for every royalty dollar earned by BakBone Software Ltd., 10% of the royalty amount was required to be withheld and remitted to the Japanese tax authority. The withholding tax is generally recorded in the same period as the NetVault license transaction that generated the tax. Effective January 1, 2007, the U.K. and Japan are parties to a treaty that, among other things, eliminates the 10% royalty withholding tax for transactions between U.K. and Japanese companies. The elimination of the withholding tax on U.K. royalty revenues will have a positive impact on our results of operations for all future periods. Our federal, state and foreign income taxes relate to income generated in the various tax jurisdictions in which we do business. We also recognize estimated tax liabilities for any tax positions we have taken which are not more likely than not to be sustained upon examination by the applicable taxing authority. The final payment of the amounts related to these uncertainties may ultimately prove to be less than or greater than our estimate. If this occurs we would record either a benefit or a charge to our income tax provision.

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

We license our software to our reseller customers under multiple-element arrangements involving a combination of software, post-contract support and/or professional services. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of our software as well as training. Our software license arrangements with resellers include implicit unspecified platform transfer rights (“PTRs”), which allow end users to exchange an original product for a different product or to exchange an original product on one platform for the same product operating on a different platform. The new product and/or different platform is not specified in the arrangement nor is the period of time in which the customer has to exercise this right. As no contract period exists under these sales arrangements, all software-related revenue is recognized ratably over the estimated economic useful life of the software product. The estimated economic useful life of the software product is four years. This useful life was established by reviewing general industry-wide technology life cycle periods, our version release and end of life data, as well as published company policies with respect to sustaining support.

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

Valuation of Goodwill

We have recorded goodwill in connection with the acquisitions we have completed in prior periods. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review our goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and circumstances indicates the fair value of a reporting unit may be below its carrying amount. Significant management judgment is required in assessing the impairment of our goodwill. For segment reporting, we report our results of operations based on a single business segment which consists of our NetVault product line. SFAS 142 defines a reporting unit as an operating segment, or one unit below. For purposes of our annual goodwill impairment analysis, we divide our operating segment into reporting units, which are based on our geographic reporting entities: North America, the Asia-Pacific, and EMEA. Events or changes in facts and circumstances that we consider as impairment indicators include but are not limited to the following:

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

Stock-Based Compensation Expense

Under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), stock-based compensation cost is estimated at the grant date based upon the fair-value of the award and is recognized as expense using the straight-line amortization method over the requisite service period of the award, which is normally the vesting period. For awards containing liability features, SFAS 123(R) requires that these awards be re-evaluated at each reporting date to fair-value. We estimate the fair value of stock options and warrants issued to a reseller using the Black-Scholes option pricing model, which requires the input of certain highly subjective assumptions, including expected stock price volatility, expected term and expected forfeiture rates. A small change in the estimates used can result in a relatively large change in the estimated fair-value. We established the assumption for expected stock price volatility based on our historical stock price volatility. The expected term assumption for stock options was developed based on historical experience and projected exercise behavior. The expected term assumption for the warrant issued to a reseller was based upon the contractual term of the warrant. We estimate forward-looking forfeiture rates based upon our historical forfeiture experience.

For a performance-based stock award, the expense is dependent on the probability of the performance measure being achieved. We utilize forecasts of future performance to assess these probabilities and this assessment requires considerable judgment.

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

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Comparison of Results for Fiscal Years Ended March 31, 2008 and March 31, 2007

Revenues

We define bookings as the gross dollars invoiced through the sale of software licenses, maintenance contracts and professional services. We utilize bookings information as an operations measure, but it is not intended to replace U.S. GAAP accounting. Under the ratable revenue recognition method, license bookings are recognized as revenue over the appropriate period (generally three to five years). In general, variations in revenues period-over-period are affected by the amortization of current and prior period license bookings. Accordingly, we believe that trends in current and historical bookings are key factors in analyzing our operating results.

On a worldwide basis, we sell our NetVault products through two different sales channels: value-added resellers (“VAR”) and original equipment manufacturers and direct customers (“OEM”). VAR revenues are sourced from the sale of software licenses, related maintenance contracts and professional services through the reseller channel. Software licenses sold through the reseller channel do not generally involve customer-specific customization. OEM revenues are sourced from the sale of software licenses, related maintenance contracts and professional services sold through our OEM partners and to direct customers. Software licenses sold through the OEM channel generally involve customer-specific customization and are governed by specifically-negotiated contracts.

The following table summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2007	2008
Consolidated revenues, net	$43,065	$50,869
Increase over same period of prior year		18%
VAR revenues	$33,631	$41,143
Increase over same period of prior year		22%
OEM revenues	$9,434	$9,726
Increase over same period of prior year		3%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2007	2008
North America	$12,425	$13,764
Increase over same period of prior year		11%
Asia-Pacific	$11,410	$14,523
Increase over same period of prior year		27%
EMEA	$9,796	$12,856
Increase over same period of prior year		31%

VAR revenues in North America increased by $1.3 million, or 11%, to $13.8 million for the year ended March 31, 2008 compared to $12.4 million for the year ended March 31, 2007. Of the total VAR revenues recognized in the year ended March 31, 2008, 70% of the revenues were sourced from prior period bookings, with the remaining 30% sourced from current period bookings. The increase in revenues during the year ended March 31, 2008 was primarily due to increased maintenance and renewal bookings in both the prior and current periods. During the prior and current periods, VAR license revenues grew only slightly due to limited channel and geographic growth.

VAR revenues in the Asia-Pacific region increased $3.1 million, or 27%, to $14.5 million for the year ended March 31, 2008 compared to $11.4 million for the year ended March 31, 2007. Of the total VAR revenues recognized in the year ended March 31, 2008, 78% of the revenues were sourced from prior period bookings, with the remaining 22% sourced from current period bookings. The increase in revenues during the year ended March 31, 2008 was primarily due to increased license and maintenance renewal bookings in Japan in both the prior and current periods.

VAR revenues in EMEA increased $3.1 million, or 31%, to $12.9 million for the year ended March 31, 2008 compared to $9.8 million for the year ended March 31, 2007. Of the total VAR revenues recognized in the year ended March 31, 2008, 74% of the revenues were sourced from prior period bookings, with the remaining 26% sourced from current period bookings. The increase in revenues during the year ended March 31, 2008 was due to increased bookings in both the prior and current periods. The current and prior period bookings growth was primarily a result of increased market penetration of our NetVault products in Spain, France, Switzerland and the United Kingdom, in addition to increased maintenance renewal bookings.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Year ended March 31,
	2007	2008
North America	$14,313	$15,780
Increase over same period of prior year		10%
Asia-Pacific	$14,648	$16,772
Increase over same period of prior year		15%
EMEA	$12,532	$15,113
Increase over same period of prior year		21%

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2007	2008
North America	$5,863	$6,266
Increase over same period of prior year		7%
Asia-Pacific	$1,689	$1,836
Increase over same period of prior year		9%
EMEA	$1,882	$1,624
(Decrease) over same period of prior year		(14)%

North America OEM revenues increased $0.4 million, or 7%, to $6.3 million for the year ended March 31, 2008 from $5.9 million for the year ended March 31, 2007. Despite a decrease in OEM bookings during fiscal 2008, revenues increased due to the amortization of prior period bookings. The decline in OEM bookings was primarily due to a decline in bookings from two significant OEM customers.

OEM revenues in the Asia-Pacific region increased $0.1 million, or 9%, to $1.8 million for the year ended March 31, 2008 from $1.7 million for the year ended March 31, 2007. Revenues increased due to an increase in bookings during fiscal 2008 and the amortization of prior period bookings. The increase in OEM bookings during fiscal 2008 was primarily due to an increase in bookings from one OEM customer.

EMEA OEM revenues decreased $0.3 million, or 14%, to $1.6 million for the year ended March 31, 2008 from $1.9 million in the year ended March 31, 2007. During fiscal 2008, bookings in this region remained relatively flat, which contributed to the decrease in revenues during the year ended March 31, 2008.

We expect OEM revenues to decrease in future periods as our OEM bookings are expected to continue to decrease period over period for the foreseeable future. Certain of our OEM sales contracts include significant upfront payments for licenses which are recognized over the arrangement period. As these upfront payments are typically not recurring or are not expected to recur in the near term, we expect to experience a decrease in OEM bookings for the foreseeable future.

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2007	2008
North America	$9,534	$8,795
(Decrease) over same period of prior year		(8)%
Asia-Pacific	$1,549	$1,752
Increase over same period of prior year		13%
EMEA	$1,933	$2,007
Increase over same period of prior year		4%

Included below is a reconciliation of the total bookings to the total revenues recognized for the years ended March 31, 2008 and 2007 (in thousands):

For the year ended March 31, 2008	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the year ended March 31, 2008	$47,665	$12,554	$60,219
Bookings deferred into subsequent periods	(37,155)	(10,028)	(47,183)

Revenues from fiscal 2008 bookings	$10,510	$2,526	$13,036

Revenues sourced from prior period bookings:
Period ending March 31, 2003	$127	$3	$130
Period ending March 31, 2004	3,280	1,004	4,284
Period ending March 31, 2005	6,342	1,242	7,584
Period ending March 31, 2006	7,341	2,120	9,461
Period ending March 31, 2007	13,543	2,831	16,374

Total revenues recognized in the year ended March 31, 2008	$41,143	$9,726	$50,869

For the year ended March 31, 2007	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the year ended March 31, 2007	$41,493	$13,016	$54,509
Bookings deferred into subsequent periods	(32,581)	(9,961)	(42,542)

Revenues from fiscal 2007 bookings	$8,912	$3,055	$11,967

Revenues sourced from prior period bookings:
Period ending March 31, 2003	$2,200	$119	$2,319
Period ending March 31, 2004	5,487	1,999	7,486
Period ending March 31, 2005	6,179	1,595	7,774
Period ending March 31, 2006	10,853	2,666	13,519

Total revenues recognized in the year ended March 31, 2007	$33,631	$9,434	$43,065

Cost of revenues

Cost of revenues for the year ended March 31, 2008 totaled $6.1 million compared with cost of revenues of $5.8 million for the year ended March 31, 2007. The increase in costs of revenues was the result of an increase in payroll related expenses. Gross margin increased from 86% for the year ended March 31, 2007 to 88% for the year ended March 31, 2008 due to our ability to support a growing customer base while maintaining a consistent level of customer support.

Sales and marketing expenses

Sales and marketing expenses increased by $4.8 million, or 20%, to $28.8 million for the year ended March 31, 2008, from $24.0 million for the year ended March 31, 2007. The increase was primarily attributable to a $2.1 million increase in payroll expenses, a $1.2 million increase in stock-based compensation expense, $0.4 million increase in marketing program activities, a $0.4 million increase in travel-related costs and a $0.3 million increase in facility-related expenses. Increased headcount and bookings growth, which drives performance-based compensation, contributed significantly to the increase in payroll expense. The increase in stock-based compensation expense related to the recording of $1.3 million in stock-based compensation expense related to a one-time charge for a warrant that was issued to a reseller in connection with a development and licensing arrangement during fiscal 2008, which was partially off-set by a decrease in expense associated with stock option modifications as fewer employees with vested options terminated employment during the year.

Research and development expenses

Research and development expenses increased by $0.7 million, or 7%, to $10.3 million for the year ended March 31, 2008, from $9.6 million for the year ended March 31, 2007. The increase was primarily attributable to a $0.7 million increase in payroll expenses as a result of increased head count.

General and administrative expenses

General and administrative expenses decreased by $1.5 million, or 9%, to $15.2 million for the year ended March 31, 2008, from $16.7 million for the year ended March 31, 2007. The decrease in general and administrative expenses was due primarily to a $3.2 million decrease in legal fees which was partially off-set by an increase in accounting and professional service fees of $1.7 million. During the first half of fiscal 2007, our board of directors conducted an independent investigation which contributed to significant legal fees during fiscal 2007. In addition, during fiscal 2007 and 2008, we continued our financial statement restatement efforts, which contributed to an increase in accounting and professional services.

Realized gain on sale of available-for-sale securities

During the years ended March 31, 2008, we sold marketable securities which were classified as available-for-sale investments, generating a realized gain of $0.7 million.

Foreign exchange gain (loss)

During the year ended March 31, 2008 and 2007, we recorded a net foreign exchange gain of $1.4 million and a net foreign exchange loss of $0.3 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the year ended March 31, 2008, we recorded significant foreign exchange gains, primarily related to the strengthening of the Japanese Yen against the U.S. dollar on intercompany balances.

Provision for income taxes

During the year ended March 31, 2008, we recorded a provision for income taxes of $0.2 million as compared to an income tax benefit of $0.5 million during the year ended March 31, 2007.

During the year ended March 31, 2008, our provision for income taxes of $0.2 million related to taxes on income generated in certain jurisdictions.

During the year ended March 31, 2007, we recorded provisions for income taxes of $0.2 million related to income generated in certain jurisdictions and $0.2 million related to withholding taxes for certain transactions between our foreign subsidiaries. During the fourth quarter of fiscal 2007, our U.K. and Japan foreign subsidiaries were parties to a treaty which eliminated the required withholding tax on any unpaid amounts. As a result, during the fourth quarter, we reversed withholding taxes previously recorded which resulted in a tax benefit of $0.2 million. In addition, during the first quarter of fiscal 2007, we recorded an income tax benefit of $0.6 million due to a change in accounting estimate related to a potential liability for withholding taxes on transactions between our subsidiaries. Based upon our continual evaluation of the facts and circumstances surrounding the potential liability, we no longer consider the reserve to be necessary and have reversed the tax liability that was previously recorded.

We have incurred consolidated pre-tax losses during the years ended March 31, 2007 and 2008, and have incurred operating losses in all periods prior to 2007. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Quarter-Over-Quarter Comparisons

The following tables set forth condensed unaudited quarterly balance sheet and operating information for each of the eight quarters beginning April 1, 2006 and ended March 31, 2008. The following quarterly information is intended to supplement our discussion and analysis of the financial condition and results of operations provided above and should be read in conjunction with such discussion and our audited financial statements and the notes included elsewhere in this Annual Report.

	Fiscal Period Ended
	Jun-06	Sep-06	Dec-06	Mar-07	Jun-07	Sep-07	Dec-07	Mar-08
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,483	$7,545	$5,161	$10,679	$9,047	$8,398	$7,719	$9,496
Restricted cash	565	575	591	592	599	603	598	598
Accounts receivable, net	8,034	7,819	13,492	8,572	7,859	8,009	10,065	12,449
Prepaid expenses	425	1,004	1,052	922	915	782	1,189	1,366
Other assets	837	972	920	1,059	759	591	386	414

Total current assets	18,344	17,915	21,216	21,824	19,179	18,383	19,957	24,323
Property and equipment, net	3,466	3,638	3,716	3,506	3,372	3,346	3,296	3,558
Intangible assets, net	2,208	2,044	1,885	1,727	1,568	1,409	1,272	1,177
Goodwill	7,615	7,615	7,615	7,615	7,615	7,615	7,615	7,615
Other assets	1,090	1,057	1,013	1,074	962	978	992	1,167

Total assets	$32,723	$32,269	$35,445	$35,746	$32,696	$31,731	$33,132	$37,840

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,372	$2,902	$2,305	$3,568	$3,035	$2,657	$2,239	$3,118
Accrued liabilities	5,177	5,416	4,929	6,201	5,734	5,491	5,873	6,833
Current portion of deferred revenue	32,000	33,531	35,539	37,159	38,231	39,863	40,700	44,890

Total current liabilities	39,549	41,849	42,773	46,928	47,000	48,011	48,812	54,841
Deferred revenue, excluding current portion	38,997	39,683	44,150	44,742	44,314	45,677	47,885	51,810
Other liabilities	1,901	2,058	2,190	2,296	1,954	1,784	1,609	1,418

Total liabilities	80,447	83,590	89,113	93,966	93,268	95,472	98,306	108,069

Shareholders’ deficit:
Series A convertible preferred stock	11,160	11,160	11,160	11,160	11,160	11,160	11,160	11,160
Share capital	149,918	150,081	150,205	150,317	151,766	151,859	151,957	152,047
Employee benefit trust	(20)	(20)	(18)	—	—	—	—	—
Accumulated deficit	(208,514)	(212,284)	(213,815)	(218,776)	(223,791)	(224,788)	(225,397)	(226,509)
Accumulated other comprehensive (loss) gain	(268)	(258)	(1,200)	(921)	293	(1,972)	(2,894)	(6,927)

Total shareholders’ deficit	(47,724)	(51,321)	(53,668)	(58,220)	(60,572)	(63,741)	(65,174)	(70,229)

Total liabilities and shareholders’ deficit	$32,723	$32,269	$35,445	$35,746	$32,696	$31,731	$33,132	$37,840

	Fiscal Quarter Ended
	Jun-06	Sep-06	Dec-06	Mar-07	Jun-07	Sep-07	Dec-07	Mar-08
	(in thousands, except share and per share data)
Revenues, net	$9,968	$10,415	$11,592	$11,090	$11,575	$12,522	$13,049	$13,723
Cost of revenues	1,435	1,395	1,437	1,568	1,418	1,495	1,542	1,691

Gross profit	8,533	9,020	10,155	9,522	10,157	11,027	11,507	12,032

Operating expenses:
Sales and marketing	5,904	5,509	5,992	6,602	8,014	6,491	6,948	7,329
Research and development	1,797	2,132	2,264	3,396	2,511	2,496	2,396	2,871
General and administrative	3,948	4,878	3,126	4,737	4,218	3,665	3,418	3,877

Total operating expenses	11,649	12,519	11,382	14,735	14,743	12,652	12,762	14,077

Operating loss	(3,116)	(3,499)	(1,227)	(5,213)	(4,586)	(1,625)	(1,255)	(2,045)
Interest income	38	26	15	29	33	45	36	24
Interest expense	(92)	(52)	(56)	(61)	(56)	(55)	(51)	(42)
Realized gain on sale of available-for-sale securities	—	—	—	—	189	237	229	—
Foreign exchange gain (loss), net	(53)	(158)	(164)	106	(557)	429	472	1,054
Other income (expense), net	11	1	(1)	1	(5)	(6)	(1)	8

Loss before income taxes	(3,212)	(3,682)	(1,433)	(5,138)	(4,982)	(975)	(570)	(1,001)
Provision (benefit) for income taxes	(480)	88	98	(177)	33	22	38	112

Net loss	(2,732)	(3,770)	(1,531)	(4,961)	(5,015)	(997)	(608)	(1,113)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.06)	$(0.02)	$(0.08)	$(0.08)	$(0.02)	$(0.01)	$(0.02)

Weighted-average common shares outstanding:
Basic and diluted	64,529,358	64,529,358	64,529,358	64,531,669	64,542,358	64,542,358	64,542,358	64,542,358

Comparison of Results for the Periods Ended June 30, 2006 and June 30, 2007

Revenues

The following summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2006	2007
Consolidated revenues, net	$9,968	$11,575
Increase over same period of prior year		16%
VAR revenues, net	$7,557	$9,256
Increase over same period of prior year		22%
OEM revenues, net	$2,411	$2,319
(Decrease) over same period of prior year		(4)%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2006	2007
North America	$2,804	$3,287
Increase over same period of prior year		17%
Asia-Pacific	$2,613	$2,982
Increase over same period of prior year		14%
EMEA	$2,140	$2,987
Increase over same period of prior year		40%

VAR revenues in North America, Asia-Pacific and EMEA increased by $0.5 million, $0.4 million, and $0.8 million, respectively. The increase in revenues during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, was primarily due to increased maintenance and renewal bookings in both prior and current periods. License bookings were relatively flat during both prior and current periods.

VAR bookings. Included below is an informational table summarizing VAR bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2006	2007
North America	$3,721	$3,867
Increase over same period of prior year		4%
Asia-Pacific	$2,945	$3,309
Increase over same period of prior year		12%
EMEA	$2,475	$3,374
Increase over same period of prior year		36%

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2006	2007
North America	$1,502	$1,575
Increase over same period of prior year		5%
Asia-Pacific	$417	$432
Increase over same period of prior year		4%
EMEA	$492	$312
(Decrease) over same period of prior year		(37)%

OEM revenue in North America increased $73,000 a result of prior and current period bookings growth, primarily from two of our OEM customers. OEM revenue in Asia-Pacific remained relatively flat period over period as a result of the continued recognition of prior period bookings and a decrease in current period bookings. OEM revenue in EMEA decreased $0.2 million as a result of a decrease in current period bookings, primarily from one of our significant OEM customers.

OEM bookings. Included below is an informational table summarizing OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2006	2007
North America	$1,580	$1,895
Increase over same period of prior year		20%
Asia-Pacific	$291	$265
(Decrease) over same period of prior year		(9)%
EMEA	$522	$363
(Decrease) over same period of prior year		(30)%

Cost of revenues

Cost of revenues for the three months ended June 30, 2006 and 2007 totaled $1.4 million. Although revenues increased during the three months ended June 30, 2007, cost of revenues remained flat due to our ability to support a growing customer base while maintaining a consistent level of customer support, contributing to an increase in our gross margin of approximately 2%, from 86% for the three months ended June 30, 2006 to 88% for the three months ended June 30, 2007.

Sales and marketing expenses

Sales and marketing expenses increased $2.1 million, or 36%, to $8.0 million for the three months ended June 30, 2007, from $5.9 million for the three months ended June 30, 2006. During the three months ended June 30, 2007, we recorded $1.3 million in stock-based compensation expense for a one-time charge related to a warrant issued to a reseller. In addition, we experienced increases in payroll expenses, travel-related costs and marketing and advertising expenses, primarily as a result of increased marketing activities related to our IDP products.

Research and development expenses

Research and development expenses increased $0.7 million, or 40% to $2.5 million for the three months ended June 30, 2007, from $1.8 million for the three months ended June 30, 2006. The increase in research and development expenses was driven primarily by an increase in in-house and outsourced research and development activities.

General and administrative expenses

General and administrative expenses increased $0.3 million, or 7%, to $4.2 million for the three months ended June 30, 2007, from $3.9 million for the three months ended June 30, 2006. The increase in general and administrative expenses was due to an increase in professional and accounting service fees which was partially off-set by decreases in legal fees and payroll expenses. During fiscal 2007 and 2008, we continued our financial statement restatement efforts, which contributed to an increase in accounting and professional services. During the first half of fiscal 2007, our board of directors conducted an independent investigation which contributed to significant legal fees during the three months ended June 30, 2006.

Realized gain on sale of available-for-sale securities

During the three months ended June 30, 2007, we sold marketable securities which were classified as available-for-sale investments, generating a realized gain of $0.2 million.

Foreign exchange (loss) gain, net

During the three months ended June 30, 2007 and 2006, we recorded a net foreign exchange loss of $0.6 million $0.1 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended June 30, 2007, we recorded significant foreign exchange losses, primarily related to the impact of the weakening of the Japanese Yen against the U.S. dollar and British pound on intercompany balances. During the three months ended June 30, 2006, we recorded foreign exchange losses, primarily related to the impact of the weakening of the U.S. dollar against the British pound on intercompany balances and other foreign currency transactions denominated in British pounds.

Provision for income taxes

During the three months ended June 30, 2007, we recorded a provision for income taxes of $33,000 as compared to an income tax benefit of $0.5 million during the three months ended June 30, 2006.

During the three months ended June 30, 2007, our provision for income taxes of $33,000 related to taxes on income generated in certain jurisdictions.

During the three months ended June 30, 2006, we recorded tax provisions of $85,000 related to income generated in certain jurisdictions and $54,000 related to withholding taxes on certain transactions between our foreign subsidiaries. In addition, during the three months ended June 30, 2006, we recorded an income tax benefit of $0.6 million due to a change in accounting estimate related to a potential liability for withholding taxes on transactions between our subsidiaries. Based upon our continual evaluation of the facts and circumstances surrounding the potential liability, we no longer consider the reserve to be necessary and have reversed the tax liability that was previously recorded.

We have incurred consolidated pre-tax losses during the three month periods ended June 30, 2007 and 2006, and have incurred operating losses in all periods prior to fiscal 2007. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes during these periods.

Comparison of Results for the Periods Ended September 30, 2006 and September 30, 2007

Revenues

The following table summarizes consolidated revenues and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2007	2006	2007
Consolidated revenues, net	$10,415	$12,522	$20,383	$24,097
Increase over same period of prior year		20%		18%
VAR revenues, net	$8,179	$10,116	$15,736	$19,372
Increase over same period of prior year		24%		23%
OEM revenues, net	$2,236	$2,406	$4,647	$4,725
Increase over same period of prior year		8%		2%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2007	2006	2007
North America	$3,070	$3,368	$5,874	$6,655
Increase over same period of prior year		10%		13%
Asia-Pacific	$2,801	$3,526	$5,414	$6,508
Increase over same period of prior year		26%		20%
EMEA	$2,308	$3,222	$4,448	$6,209
Increase over same period of prior year		40%		40%

VAR revenues in North America, Asia-Pacific, and EMEA increased by $0.3 million, $0.7 million, and $0.9 million, respectively, during the three months ended September 30, 2007. During the six months ended September 30, 2007, VAR revenues in North America, Asia-Pacific, and EMEA increased by $0.8 million, $1.1 million, and $1.8 million, respectively. The increase in revenues during the three and six months ended September 30, 2007 was due to increased bookings in both current and prior periods. These bookings increases were driven primarily by increased maintenance renewal bookings and continued market penetration, particularly in China, Spain, France, Switzerland and the United Kingdom, which led to increased license bookings.

VAR bookings. Included below is an informational table summarizing VAR bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2007	2006	2007
North America	$3,430	$3,940	$7,151	$7,807
Increase over same period of prior year		15%		9%
Asia-Pacific	$3,472	$4,170	$6,416	$7,479
Increase over same period of prior year		20%		17%
EMEA	$3,044	$3,617	$5,518	$6,991
Increase over same period of prior year		19%		27%

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2007	2006	2007
North America	$1,401	$1,575	$2,903	$3,150
Increase over same period of prior year		12%		9%
Asia-Pacific	$408	$450	$825	$882
Increase over same period of prior year		10%		7%
EMEA	$427	$381	$919	$693
(Decrease) over same period of prior year		(11)%		(25)%

OEM revenues in North America and Asia-Pacific increased by $0.2 million and $42,000, respectively, during the three months ended September 30, 2007, while OEM revenues in EMEA decreased $46,000 during the period. During the six months ended September 30, 2007, OEM revenues in North America and Asia-Pacific increased by $0.2 million and $57,000, respectively, while OEM revenues in EMEA decreased $0.2 million. The increase in revenues during the three and six months ended September 30, 2007 in North America was a result of increased prior period bookings related to an arrangement with one of our significant OEM customers. The increase in prior period bookings in North America was partially off-set by a decrease in current period bookings related to another one of our OEM customers. Asia-Pacific revenues remained flat as a result of the recognition of prior period bookings and a decrease in current period bookings. EMEA revenues decreased during the period as a result of a decrease in prior period bookings. OEM bookings for EMEA for the six months ended September 30, 2007 remained flat.

OEM bookings. Included below is an informational table summarizing OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,		Six months ended September 30,
	2006	2007	2006	2007
North America	$1,550	$848	$3,130	$2,743
(Decrease) over same period of prior year		(45)%		(12)%
Asia-Pacific	$472	$393	$763	$658
(Decrease) over same period of prior year		(17)%		(14)%
EMEA	$392	$563	$914	$926
Increase over same period of prior year		44%		1%

Cost of revenues

Cost of revenues for the three and six months ended September 30, 2007 totaled $1.5 million and $2.9 million, respectively, compared to $1.4 million and $2.8 million for the three and six months ended September 30, 2006, respectively. Although revenues increased for the three and six months ended September 30, 2007, cost of revenues remained flat due to our ability to support a growing customer base while maintaining a consistent level of customer support contributing to a 2% increase in our gross margin, from 86% for the six months ended September 30, 2006 to 88% for the six months ended September 30, 2007.

Sales and marketing expenses

Sales and marketing expenses increased $1.0 million, or 18%, to $6.5 million for the three months ended September 30, 2007, from $5.5 million for the three months ended September 30, 2006 and increased $3.1 million, or 27%, to $14.5 million for the six months ended September 30, 2007, from $11.4 million for the six months ended September 30, 2006. The increase was attributable primarily to increases in payroll expenses, travel-related costs, marketing and trade show activities related to our IDP products and facility-related costs. In addition, during the three months ended June 30, 2007, we recorded $1.3 million in stock-based compensation expense for a one-time charge related to a warrant issued to a reseller, which contributed to the increase in sales and marketing expense during the six months ended September 30, 2007.

Research and development expenses

Research and development expenses increased $0.4 million, or 17%, to $2.5 million for the three months ended September 30, 2007, from $2.1 million for the three months ended September 30, 2006, and increased $1.1 million, or 27%, to $5.0 million for the six months ended September 30, 2007, from $3.9 million for the six months ended September 30, 2006. The increase in research and development expenses was driven primarily by an increase in in-house and outsourced research and development activities.

General and administrative expenses

General and administrative expenses decreased $1.2 million, or 25%, to $3.7 million for the three months ended September 30, 2007, from $4.9 million for the three months ended September 30, 2006 and decreased $0.9 million, or 11%, to $7.9 million for the six months ended September 30, 2007, from $8.8 million for the six months ended September 30, 2006. The decrease in general and administrative expenses was due a decrease in legal fees which was partially off-set by increases in accounting and professional service fees and payroll expenses. During the first half of fiscal 2007, our board of directors conducted an independent investigation which contributed to significant legal fees during the three and six months ended September 30, 2006. In addition, during fiscal 2007 and 2008, we continued our financial statement restatement efforts, which contributed to an increase in accounting and professional services.

Realized gain on sale of available-for-sale securities

During the three and six months ended September 30, 2007, we sold marketable securities which were classified as available-for-sale investments, generating a realized gain of $0.2 million and $0.4 million, respectively.

Foreign exchange (loss) gain, net

During the three months ended September 30, 2007 and 2006, we recorded a net foreign exchange gain of $0.4 million and a net foreign exchange loss of $0.2 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended September 30, 2007, we recorded significant foreign exchange gains, primarily related to the impact of the strengthening of the Japanese Yen against the U.S. dollar and British pound on intercompany balances. During the three months ended September 30, 2006, we recorded foreign exchange losses, primarily related to the impact of the weakening of the Japanese Yen against the U.S. dollar on intercompany balances.

During the six months ended September 30, 2007 and 2006, we recorded net foreign exchange losses of $0.1 million and $0.2 million, respectively, related to foreign exchange rate changes. The Japanese Yen weakened against the U.S. dollar and British pound, in the first quarter of fiscal 2008 and rebounded in the second quarter of fiscal 2008, resulting in an insignificant net foreign exchange loss for the six months ended September 30, 2007.

Provision for income taxes

During the three and six months ended September 30, 2007 we recorded provisions for income taxes of $22,000 and $55,000, respectively, compared to an income tax provision of $0.1 million and an income tax benefit of $0.4 million, respectively, during the three and six months ended September 30, 2006.

During the three and six months ended September 30, 2007, our income tax provisions of $22,000 and $55,000, respectively, related to taxes on income generated in certain jurisdictions.

During the three and six months ended September 30, 2006, we recorded tax provisions of $25,000 and $0.1 million, respectively, related to income generated in certain jurisdictions and $63,000 and $0.1 million, respectively, related to withholding taxes on certain transactions between our foreign subsidiaries. In addition, during the six months ended September 30, 2006, we recorded an income tax benefit of $0.6 million due to a change in accounting estimate related to a potential liability for withholding taxes on transactions between our subsidiaries. Based upon our continual evaluation of the facts and circumstances surrounding the potential liability, we no longer consider the reserve to be necessary and have reversed the tax liability that was previously recorded.

We have incurred consolidated pre-tax losses during the three and six month periods ended September 30, 2007 and 2006, and have incurred operating losses in all periods prior to fiscal 2007. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Comparison of Results for the Periods Ended December 31, 2006 and December 31, 2007

The following table summarizes consolidated revenues and their percentage changes over the same periods of the prior year (dollars in thousands):

Revenues

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
Consolidated revenues, net	$11,592	$13,049	$31,975	$37,146
Increase over same period of prior year		13%		16%
VAR revenues, net	$9,128	$10,627	$24,864	$29,999
Increase over same period of prior year		16%		21%
OEM revenues, net	$2,464	$2,422	$7,111	$7,147
(Decrease)/Increase over same period of prior year		(2)%		1%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
North America	$3,235	$3,494	$9,109	$10,149
Increase over same period of prior year		8%		11%
Asia-Pacific	$3,275	$3,803	$8,689	$10,311
Increase over same period of prior year		16%		19%
EMEA	$2,618	$3,330	$7,066	$9,539
Increase over same period of prior year		27%		35%

VAR revenues in North America, Asia-Pacific, and EMEA increased by $0.3 million, $0.5 million, and $0.7 million, respectively, during the three months ended December 31, 2007. During the nine months ended December 31, 2007, VAR revenues in North America, Asia-Pacific, and EMEA increased by $1.0 million, $1.6 million, and $2.5 million, respectively. In North America, the increase was driven by increased license, maintenance and renewal bookings in both prior and current periods. In our Asia-Pacific and EMEA regions, we experienced prior and current period bookings growth through geographic expansion as well as increased maintenance renewal bookings.

VAR bookings. Included below is an informational table summarizing VAR bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
North America	$3,148	$3,641	$10,299	$11,448
Increase over same period of prior year		16%		11%
Asia-Pacific	$3,688	$4,199	$10,104	$11,678
Increase over same period of prior year		14%		16%
EMEA	$3,299	$4,066	$8,817	$11,057
Increase over same period of prior year		23%		25%

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same periods of the prior year (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
North America	$1,470	$1,525	$4,373	$4,675
Increase over same period of prior year		4%		7%
Asia-Pacific	$423	$477	$1,248	$1,359
Increase over same period of prior year		13%		9%
EMEA	$571	$420	$1,490	$1,113
(Decrease) over same period of prior year		(26)%		(25)%

OEM revenues in North America and Asia-Pacific increased by $55,000 and $54,000, respectively, while OEM revenues in EMEA decreased $151,000 during the three months ended December 31, 2007. During the nine months ended December 31, 2007, OEM revenues in North America and Asia-Pacific increased by $0.3 million and $0.1 million, respectively, while OEM revenues in EMEA decreased $0.4 million. OEM revenue growth in North America and Asia-Pacific during the three and nine months ended December 31, 2007 was a result of continued recognition of prior period bookings despite a decrease in bookings during the nine months ended December 31, 2007. The decrease in bookings for North America is primarily related to one of our significant OEM customers. In our EMEA region, we experienced a decline in OEM bookings from two of our OEM customers during the three months ended December 31, 2007. However, we experienced an increase in bookings from another one of our OEM customers in the EMEA region during the nine months ended December 31, 2007.

OEM bookings. Included below is an informational table summarizing OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2006	2007	2006	2007
North America	$5,754	$2,395	$8,884	$5,138
(Decrease) over same period of prior year		(58)%		(42)%
Asia-Pacific	$567	$632	$1,330	$1,290
Increase/(Decrease) over same period of prior year		11%		(3)%
EMEA	$700	$491	$1,614	$1,417
(Decrease) over same period of prior year		(30)%		(12)%

Cost of revenues

Cost of revenues for the three and nine months ended December 31, 2007 totaled $1.5 million and $4.5 million, respectively, compared to $1.4 million and $4.3 million for the three and nine months ended December 31, 2006, respectively. Although revenues increased for the three and nine months ended December 31, 2007, costs of revenues remained relatively flat due to our ability to support a growing customer base while maintaining a consistent level of customer support contributing to an increase in our gross margin during the three month period. During the three months ended December 31, 2007 and 2006, our gross margin remained flat at 88%. During the nine months ended December 31, 2007 our gross margin was 88% as compared to 87% during the nine months ended December 31, 2006.

Sales and marketing expenses

Sales and marketing expenses increased $1.0 million, or 16%, to $6.9 million for the three months ended December 31, 2007, from $6.0 million for the three months ended December 31, 2006. For the nine months ended December 31, 2007, sales and marketing expenses increased $4.0 million, or 23%, to $21.5 million from $17.4 million for the same period of the prior year. The increases in both the three and nine month periods ended December 31, 2007 were primarily attributable to increases in payroll expenses, travel-related costs and facility-related expenses. In addition, during the three months ended June 30, 2007, we recorded $1.3 million in stock-based compensation expense for a one-time charge related to a warrant issued to a reseller, which contributed to the increase in sales and marketing expense during the nine months ended December 31, 2007.

Research and development expenses

Research and development expenses increased $0.1 million, or 6%, to $2.4 million during the three months ended December 31, 2007, from $2.3 million for the three months ended December 31, 2006. For the nine months ended December 31, 2007, research and development expense increased $1.2 million, or 20%, to $7.4 million for the nine months ended December 31, 2007, from $6.2 million for the nine months ended December 31, 2006. The increase in research and development expenses during the nine months ended December 31, 2007 was driven primarily by an increase in in-house research development activities.

General and administrative expenses

General and administrative expenses increased $0.3 million, or 9%, to $3.4 million for the three months ended December 31, 2007, from $3.1 million for the three months ended December 31, 2006, and decreased $0.7 million, or 5%, to $11.3 million for the nine months ended December 31, 2007, from $12.0 million for the nine months ended December 31, 2006. The increase in general and administrative expenses during the three months ended December 31, 2007 was primarily due to an increase in payroll expenses. The decrease in general and administrative expense during the nine months ended December 31, 2007, was primarily related to a decrease in legal fees which was partially offset by an increase in accounting and professional service fees. During the first half of fiscal 2007, our board of directors conducted an independent investigation which contributed to significant legal fees during the nine months ended December 31, 2006. In addition, during fiscal 2007 and 2008 we continued our financial statement restatement efforts which contributed to the increase in accounting and professional service fees.

Realized gain on sale of available-for-sale securities

During the three and nine months ended December 31, 2007, we sold marketable securities which were classified as available-for-sale investments, generating a realized gain of $0.2 million and $0.7 million, respectively.

Foreign exchange (loss) gain, net

During the three months ended December 31, 2007 and 2006, we recorded a net foreign exchange gain of $0.5 million and a net foreign exchange loss of $0.2 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended December 31, 2007, we recorded significant foreign exchange gains, primarily related to the impact of the strengthening of the Japanese Yen against the U.S. dollar and British pound on intercompany balances. During the three months ended December 31, 2006, we recorded foreign exchange losses, primarily related to the impact of the weakening of the Japanese Yen against the British pound on intercompany balances.

During the nine months ended December 31, 2007 and 2006, we recorded a net foreign exchange gain of $0.3 million and a net foreign exchange loss of $0.4 million, respectively, related to foreign exchange rate changes. The Japanese Yen weakened against the U.S. dollar and British pound, in the first quarter of fiscal 2008 and rebounded in the second and third quarters of fiscal 2008, resulting in a net foreign exchange gain for the nine months ended December 31, 2007.

Provision for income taxes

During the three and nine months ended December 31, 2007, we recorded provisions for income taxes of $38,000 and $0.1 million, respectively, compared to an income tax provision of $0.1 million and an income tax benefit of $0.3 million, respectively, during the three and nine months ended December 31, 2006.

During the three and nine months ended December 31, 2007, our income tax provisions of $39,000 and $93,000, respectively, related to tax on income generated in certain jurisdictions.

During the three and nine months ended December 31, 2006, we recorded tax provisions of $36,000 and $0.1 million, respectively, related to income generated in certain jurisdictions and $0.1 million and $0.2 million, respectively, related to withholding taxes on certain transactions between our foreign subsidiaries. In addition, during the nine months ended December 31, 2006, we recorded an income tax benefit of $0.6 million due to a change in accounting estimate related to a potential liability for withholding taxes on transactions between our subsidiaries. Based upon our continual evaluation of the facts and circumstances surrounding the potential liability, we no longer consider the reserve to be necessary and have reversed the tax liability that was previously recorded.

We have incurred consolidated pre-tax losses during the three and nine month periods ended December 31, 2007 and 2006, and have incurred operating losses in all periods prior to fiscal 2007. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

As of March 31, 2008, we had $9.5 million of cash and cash equivalents and $30.5 million in negative working capital, or $14.4 million in positive working capital after excluding the current portion of deferred revenue, as compared to $10.7 million of cash and cash equivalents and $25.1 million in negative working capital, or $12.1 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2007. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash used in operating activities was $1.0 million during the year ended March 31, 2008, compared to net cash provided by operating activities of $2.5 million for the year ended March 31, 2007. Although our net loss decreased for fiscal 2008, we experienced a decrease in operating cash flows during fiscal 2008 as compared to fiscal 2007. This is primarily due to differences in the timing of our cash receipts during the two fiscal years. During fiscal 2008, we experienced a higher percentage of bookings during the last quarter of the fiscal year which were not collected until fiscal 2009. During fiscal 2007, we experienced a higher percentage of our bookings during the third quarter of the fiscal year which were subsequently collected during the fourth quarter, resulting in an increase in cash from operations.

Investing Activities

Net cash used in investing activities was $0.3 million and $1.1 million for the years ended March 31, 2008 and 2007, respectively. Capital expenditures were $1.0 million during the year ended March 31, 2008 compared to $0.9 million during the year ended March 31, 2007. During the year ended March 31, 2008, we received cash of $0.7 million upon the sale of available-for-sale securities. During the year ended March 31, 2007, we deposited $0.2 million in a pledged deposit account as collateral for certain of our lease arrangements.

Financing Activities

During the year ended March 31, 2008 and 2007, net cash used in financing activities of $0.8 million and $0.4 million, respectively, primarily consisted of payments on capital lease and long term debt obligations. During the year ended March 31, 2007, we sold the remaining shares held in our employee benefit trust and received cash proceeds of $23,000.

Factors That May Affect Future Financial Condition and Liquidity

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt and operating and capital leases, all of which are currently expected to be funded through existing working capital. Aside from these recurring operating expenses, we expect to incur approximately $1.3 million in capital expenditures in fiscal 2009.

During the first two quarters of fiscal 2009, we have experienced a decrease in bookings as a result of the deteriorating economic and industry conditions as well as other financial and business factors, many of which are beyond our control. As a result, we have taken measures to reduce our operating costs. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Annual Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening of the credit markets, general economic conditions, our SEC filing delinquencies and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this annual report.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for our fiscal 2009. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to our fiscal 2010. We are currently evaluating the impact that SFAS 157 and FSP 157-2 will have on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for us for fiscal 2009, although early adoption is permitted. The adoption of SFAS 159 is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent consideration, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for all business combinations consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (our fiscal 2010). SFAS 141R could have a material impact on any business combinations we enter into in fiscal 2010 or future periods.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be our fiscal year 2010. The requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 could have a material impact on the useful life determination of any intangible asset acquisitions completed in fiscal 2010 or future periods.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 was effective November 15, 2008. We do not expect that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

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

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 57% and 61% of our total revenue for fiscal 2007 and 2008, respectively. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ending March 31, 2007 and 2008 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a) Evaluation of Our Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal years ended March 31, 2007 and 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007 and 2008, due to the material weaknesses described below.

b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized use or disposition of our assets that could have a material effect on our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 and 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

Based on its assessment, management identified material weaknesses in our internal control over financial reporting as described below. Management has concluded that, as a result of these material weaknesses, our internal control over financial reporting was not effective as of March 31, 2007 and 2008 based on the criteria established by COSO.

Our management’s assessment of internal control over financial reporting for the fiscal year ended March 31, 2007 has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in its report, which is included herein. The effectiveness of our internal control over financial reporting for the years ended March 31, 2007 and 2008 has been audited by Mayer Hoffman McCann P.C., as stated in their reports, which are included herein.

c) Description of Material Weaknesses and Management’s Remediation Initiatives

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

The independent investigation and restatement activities required us to expend significant management time and incur significant accounting and other expenses. The restatement of the fiscal 2004 financial statements was completed in August 2008 and filed with the SEC along with the fiscal 2005 and 2006 audited financial statements. That Annual Report on Form 10-K filed in August 2008 identified material weaknesses related to our fiscal years ended March 31, 2005 and 2006. We have made progress in remediating the material weaknesses identified for those fiscal years; however, in some cases we have not completed the actions necessary to remediate the material weaknesses noted for the fiscal years ended March 31, 2005 and 2006 and in other cases we have not been able to test the remediated controls in a manner that would enable us to conclude that such controls are effective. In addition to the material weaknesses that existed as of March 31, 2006, we have identified additional material weaknesses as of March 31, 2007 and 2008. Below is a description of all material weaknesses that were present as of March 31, 2007 and 2008.

1.	Ineffective design and execution of activities critical to promote a strong tone at the top and to establish a culture of integrity

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

2.	Insufficient accounting and finance personnel, and inadequate communication of accounting policies

We did not maintain sufficient accounting and finance personnel with an appropriate level of accounting knowledge, experience, and training to identify and resolve certain complex accounting matters. In addition, we did not effectively communicate, execute and enforce corporate accounting policies and procedures, the majority of which were intended to ensure compliance with U.S. GAAP and to mitigate the risk of fraudulent financial reporting. These conditions contributed to the following material weaknesses:

i.	Lack of controls designed to ensure the appropriate recognition of revenue for sales transactions

•

insufficient processes and controls designed to ensure the appropriate selection and application of U.S. GAAP to revenue transactions, including those related to: (1) the method of revenue recognition for multiple-element software arrangements; and (2) the recognition of revenue for products held as inventory by certain resellers;

•	failure to design controls to appropriately account for sales returns; and

•	inadequate design of controls to ensure that appropriate sales documentation is obtained prior to the recording of sales transactions.

ii.	Lack of controls designed to identify and account for certain stock-based compensation transactions

•	inadequate controls designed to identify specific transactions which impact stock-based compensation in the financial statements.

iii.	Lack of controls designed to ensure appropriate accounting for intercompany transactions, foreign currency gains and losses related to intercompany accounts and other foreign currency transactions

•	inappropriate design of accounting policies to ensure the appropriate recognition of foreign currency gains and losses related to intercompany accounts;

•	inadequate design of controls related to the reconciliation and elimination of intercompany account balances; and

•	inadequate design of controls to ensure the appropriate exchange rates were used for foreign currency transactions.

iv.	Failure to adequately support items in our income tax accounts and disclosures

•	ineffective controls over the preparation and review of schedules supporting amounts included in our income tax accounts and footnote disclosures.

v.	Insufficient monitoring of financial statement close and preparation process

Decentralized management combined with inadequate headcount in the accounting and finance department led to our regional businesses operating autonomously, which increased the risk of management override, noncompliance with corporate policies and untimely preparation and filing of our financial statements. These conditions contributed to the following material weaknesses in internal control over financial reporting:

•	ineffective financial close process to ensure timeliness, accuracy and completeness of the financial statements;

•	inadequate segregation of duties surrounding the preparation, review and posting of journal entries;

•	lack of monthly preparation and management review of certain significant account reconciliations;

•	inadequate review of local financial statements prior to submission to corporate for consolidation; and

•

inadequate monitoring and communication between corporate and its regions to discuss relevant information affecting the financial close and reporting process, such as significant accounting estimates, intercompany and third party transactions, significant or unusual transactions, and the application of U.S. GAAP.

vi.	Inadequate controls over the processing of transactions and posting of journal entries

•	ineffective controls over the authorization of purchases;

•	ineffective controls over the review and approval of payments to vendors and employees;

•	ineffective controls over the review and posting of journal entries, including the review of key spreadsheets used to prepare journal entries; and

•	inadequate segregations of duties amongst key accounting personnel throughout our financial statement processes.

vii.	Lack of controls designed to ensure the existence of property and equipment

•	inadequate design of controls to appropriately account for property and equipment disposals; and

•	failure to design and perform periodic physical inventories of property and equipment to ensure existence.

viii.	Insufficient review of sales order entry process

•	inadequate review procedures to ensure the validity, completeness and accuracy of information entered into our sales order processing system, including customer orders and customer master file data.

Due to the material weaknesses described above, there was a reasonable possibility that material misstatements of our annual or interim financial statements would not have been prevented or detected on a timely basis, which contributed to significant delays in the preparation and issuance of previously issued financial statements and this Annual Report on Form 10-K.

Management’s Remediation Initiatives:

During fiscal 2007 and 2008, we implemented several remediation measures in response to the material weaknesses described above. However, due to the demands on our accounting personnel related to the restatement process and the process of preparing our delinquent filings we were unable to monitor these remediation measures to ensure that they were in place for a sufficient period of time and operating effectively. As of the date of this report, our remediation efforts continue related to each of the material weaknesses noted above. Significant resources continue to be required in order to fully address these material weaknesses. We are committed to implementing the necessary enhancements to remediate the material weaknesses described above. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

To address the ineffective design and execution of activities to promote a strong tone at the top and establish a culture of integrity:

•

in April 2006, we adopted a business code of conduct and established corporate governance, insider trading and worldwide sales practices and policies. In addition, we developed a corporate training program to enforce such policies, and introduced an ethics hotline for employees to report any occurrences of unethical or fraudulent business behavior;

•	in early fiscal 2007, we replaced certain employees with others who exhibited a desire to promote ethical business practices;

•

in April 2006, we implemented a quarterly certification process for our sales personnel, and we are currently in the process of enhancing a financial statement sub-certification process for our worldwide accounting and finance personnel;

•	in June 2006, we initiated periodic communications from our CEO to all employees world-wide that focus on proper business conduct and ethics;

•	in March 2007, we implemented an end-user purchase order confirmation process in support of sales transactions recorded by the Company;

•

in July 2007, we enhanced the risk assessment process by increasing the involvement of senior management in identifying and evaluating company-wide and business-level risks, including those risks associated with fraud;

•

we are currently in the process of enhancing our corporate training program, by implementing an annual on-line training course, in various languages, which will be required to be completed by all employees annually and will communicate our corporate programs and policies, including those related to proper business conduct and ethics; and

•

we are currently in the process of enhancing our process related to monitoring our ethics and compliance hotline by implementing an on-line program which will monitor any calls to our ethics and compliance hotline and automatically notify the appropriate individuals, including external legal counsel.

To address insufficient accounting and finance personnel and inadequate communication of accounting policies:

•	beginning in April 2006, we hired additional personnel whose primary responsibilities are to ensure compliance with SOP 97-2 and other applicable revenue recognition guidance;

•

starting in May 2006, we restructured the finance and accounting, human resources, and information technology departments, which involved the reassignment of internal roles and responsibilities, the hiring of additional personnel within these departments, and increased communication between corporate and the operating regions;

•

in June 2006, we hired a bi-lingual controller in our Asia-Pacific region in order to increase the effectiveness of communications between and the regional office and our corporate headquarters and within the accounting and finance group;

•

in August 2008, we hired a new Chief Financial Officer (“CFO”) with significant experience in U.S. GAAP and Sarbanes-Oxley compliance for publicly-traded international operating companies. A significant focus for the new CFO has been to provide additional focus to the remediation plans for our internal control over financial reporting;

•

in September 2008, we began preparing accounting policy memorandums for each of our significant accounting estimates that require management judgment. These accounting policy memorandums are reviewed and approved by senior management and communicated to appropriate finance and accounting personnel in all regions in order to ensure that we maintain conforming practices, in accordance with U.S. GAAP, across all regions; and

•

in October 2008, we increased the frequency of communications between our regional finance and accounting personnel and our senior management team at our corporate headquarters. These communications include discussions related to relevant information affecting the financial close and reporting process such as significant accounting estimates, inter-company and third party transactions, significant or unusual transactions, the application of GAAP and any changes or updates to internal control over financial reporting.

To address the need to ensure the appropriate recognition of revenue for software arrangements containing multiple elements, in addition to the actions noted above:

•

in April 2006, we implemented internal documentation and review procedures concerning our analysis and conclusions pertaining to the application of the software revenue recognition requirements for multiple-element software arrangements;

•

beginning in April 2006, we enhanced our training programs for our accounting and non-accounting personnel related to the application of appropriate methods of revenue recognition for multiple-element software arrangements and additional training activities will be developed by management;

•

beginning in May 2006, we enhanced sales, sales returns, and other revenue recognition policies to include clarification of the treatment of product returns and exchanges and the requirements for sales transaction support, and improved the communication related to such policies;

•	in November 2006, we adopted contract management policies and procedures and are continuing to enhance these policies and procedures; and

•	in October 2008, we began to develop a policy memorandum which documents our key revenue elements and the appropriate accounting under U.S. GAAP for each of the key revenue elements.

To address the need to appropriately identify and account for certain stock-based compensation transactions, in addition to the actions noted above:

•

in May 2007, we added additional personnel qualified in accounting for these transactions to identify and review all stock-based transactions during the reporting periods and document in policy memorandums the applicable U.S. GAAP treatment;

•	in July 2007, we implemented review procedures over the completeness and validity of the equity award information used in calculating stock-based compensation expense; and

•

beginning in December 2008, we enhanced our controls over ensuring the completeness of our equity transactions by requiring all proposed equity transactions to be reviewed and approved by the CFO prior to finalization.

To address the need to ensure appropriate accounting for intercompany transactions, foreign currency gains and losses related to intercompany accounts, and other foreign currency transactions, in addition to the actions noted above:

•

in July 2008, we developed a policy memorandum which documents the appropriate U.S. GAAP treatment for intercompany transactions including foreign currency gains and loses. This policy memorandum will be reviewed by key finance and accounting personnel and used as the basis for training additional finance and accounting personnel in the future;

•	in November 2008, we implemented a process whereby regional accounting managers reconcile all intercompany accounts, each financial reporting period, to ensure they are accurate; and

•	we will develop controls to ensure the accuracy of the exchange rates used for foreign currency transactions.

To address the need to adequately support items in our income tax accounts and disclosures, in addition to the actions noted above:

•

in December 2008, we enhanced our processes to ensure that the necessary supporting tax schedules are complete, accurate and reviewed by senior management on a quarterly basis. These process enhancements include additional accounting memorandums for significant tax matters and a closing process checklist which lists all required tax schedules and necessary procedures to ensure the completeness and accuracy of our income tax provision.

To address our need to improve our financial statement close and preparation process, in addition to the actions noted above, we expect to:

•

create a comprehensive regional and corporate closing schedule which includes a closing calendar and a detailed listing of closing responsibilities, necessary journal entries and account reconciliations;

•

implement a process whereby regional and consolidated financial statement accounts are compared to prior period financial statement accounts and analytically reviewed for any unusual or inappropriate transactions;

•	develop a comprehensive monthly financial reporting package that provides management the ability to review the operating activities for each reporting period;

•	examine the segregation of duties among accounting personnel for the purpose of strengthening internal controls and streamlining the monthly and quarterly financial closing process;

•	develop metrics to monitor the close process and to determine whether the remediation actions are effective; and

•

improve the effectiveness of our monitoring controls related to our disclosure committee which has responsibility to review the disclosures in our periodic financial statement filings to ensure their completeness and accuracy.

To address the need to improve controls over the processing of transactions and posting of journal entries, we expect to:

•	implement, communicate and execute enhanced approval authority guidelines for purchases;

•	strengthen controls related to the review and approval of payments to vendors and employees;

•	strengthen controls related to the review and posting of journal entries, including the review of key spreadsheets used to prepare journal entries; and

•	strengthen and monitor controls to ensure appropriate segregations of duties amongst key accounting personnel throughout our financial statement processes.

To address the lack of controls over the existence of property and equipment, we expect to:

•	design and implement controls to appropriately account for property and equipment disposals; and

•	design and perform periodic physical inventories of property and equipment to ensure its existence.

To address the need to improve our reviews of the sales order entry process, in addition to the actions taken above:

•

in April 2006, we re-designed the sales order process with additional control activities and monitoring controls. Specific areas of focus included implementing additional review and monitoring procedures, as well as system controls designed to prevent and detect unauthorized access to the sales order system, and reconciliation and review of deferred revenue balances.

In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the fiscal years ended March 31, 2007 and 2008 (including interim periods therein) are fairly presented, in all material respects, in accordance with U.S. GAAP.

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

d)	Reports of Independent Registered Public Account Firm related to fiscal years ended March 31, 2007 and March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bakbone Software Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BakBone Software Incorporated and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1.	Ineffective design and execution of activities critical to promote a strong tone at the top and to establish a culture of integrity

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

2.	Insufficient accounting and finance personnel, and inadequate communication of accounting policies

The Company did not maintain sufficient accounting and finance personnel with an appropriate level of accounting knowledge, experience, and training to identify and resolve certain complex accounting matters. In addition, the Company did not effectively communicate, execute and enforce corporate accounting policies and procedures, the majority of which were intended to ensure compliance with U.S. GAAP and to mitigate the risk of fraudulent financial reporting. These conditions contributed to the following material weaknesses:

i.	Lack of controls designed to ensure the appropriate recognition of revenue for sales transactions

•

insufficient processes and controls designed to ensure the appropriate selection and application of U.S. GAAP to revenue transactions, including those related to: (1) the method of revenue recognition for multiple-element software arrangements; and (2) the recognition of revenue for products held as inventory by certain resellers.

•	failure to design controls to appropriately account for sales returns; and

•	inadequate design of controls to ensure that appropriate sales documentation is obtained prior to the recording of sales transactions.

ii.	Lack of controls designed to identify and account for certain stock-based compensation transactions

•	inadequate controls designed to identify specific transactions which impact stock-based compensation in the financial statements.

iii.	Lack of controls designed to ensure appropriate accounting for intercompany transactions, foreign currency gains and losses related to intercompany accounts and other foreign currency transactions

•	inappropriate design of accounting policies to ensure the appropriate recognition of foreign currency gains and losses related to intercompany accounts;

•	inadequate design of controls related to the reconciliation and elimination of intercompany account balances; and

•	inadequate design of controls to ensure the appropriate exchange rates were used for foreign currency transactions.

iv.	Failure to adequately support items in the Company’s income tax accounts and disclosures

•	ineffective controls over the preparation and review of schedules supporting amounts included in the Company’s income tax accounts and footnote disclosures.

v.	Insufficient financial statement close and preparation process

Decentralized management combined with inadequate headcount in the accounting and finance, department led to the Company’s regional businesses operating autonomously, which increased the risk of management override, noncompliance with corporate policies, and untimely preparation and filing of the Company’s financial statements. These conditions contributed to the following material weaknesses in internal control over financial reporting:

•	ineffective financial close process to ensure timeliness, accuracy and completeness of the financial statements;

•	inadequate segregation of duties surrounding the preparation, review and posting of journal entries;

•	lack of monthly preparation and management review of certain significant account reconciliations;

•	inadequate review of local financial statements prior to submission to corporate for consolidation; and

•

inadequate monitoring and communication between corporate and its regions to discuss relevant information affecting the financial close and reporting process, such as significant accounting estimates, intercompany and third party transactions, significant or unusual transactions, and the application of U.S. GAAP.

vi.	Inadequate controls over the processing of transactions and posting of journal entries

•	ineffective controls over the authorization of purchases;

•	inadequate controls over the review and approval of payments to vendors and employees;

•	ineffective controls over the review and posting of journal entries, including the review of key spreadsheets used to prepare journal entries; and

•	inadequate segregations of duties amongst key accounting personnel throughout the Company’s financial reporting processes.

vii.	Lack of controls designed to ensure the existence of property and equipment

•	inadequate design of controls to appropriately account for property and equipment disposals; and

•	failure to design and perform periodic physical inventories of property and equipment to ensure existence.

viii.	Insufficient review of sales order entry process

•

inadequate review procedures to ensure the validity, completeness and accuracy of information entered into the Company’s sales order processing system, including customer orders and customer master file data.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2007 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2007 of the Company and our report dated February 2, 2009 expressed an unqualified opinion on those financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2007 of the Company and this report does not affect our report on such financial statements.

San Diego, California

February 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bakbone Software Incorporated

We have audited BakBone Software Incorporated and subsidiaries (“the Company”) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1.	Ineffective design and execution of activities critical to promote a strong tone at the top and to establish a culture of integrity

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

2.	Insufficient accounting and finance personnel, and inadequate communication of accounting policies

The Company did not maintain sufficient accounting and finance personnel with an appropriate level of accounting knowledge, experience, and training to identify and resolve certain complex accounting matters. In addition, the Company did not effectively communicate, execute and enforce corporate accounting policies and procedures, the majority of which were intended to ensure compliance with U.S. GAAP and to mitigate the risk of fraudulent financial reporting. These conditions contributed to the following material weaknesses:

i.	Lack of controls designed to ensure the appropriate recognition of revenue for sales transactions

•

insufficient processes and controls designed to ensure the appropriate selection and application of U.S. GAAP to revenue transactions, including those related to: (1) the method of revenue recognition for multiple-element software arrangements; and (2) the recognition of revenue for products held as inventory by certain resellers.

•	failure to design controls to appropriately account for sales returns; and

•	inadequate design of controls to ensure that appropriate sales documentation is obtained prior to the recording of sales transactions.

ii.	Lack of controls designed to identify and account for certain stock-based compensation transactions

•	inadequate controls designed to identify specific transactions which impact stock-based compensation in the financial statements.

iii.	Lack of controls designed to ensure appropriate accounting for intercompany transactions, foreign currency gains and losses related to intercompany accounts and other foreign currency transactions

•	inappropriate design of accounting policies to ensure the appropriate recognition of foreign currency gains and losses related to intercompany accounts;

•	inadequate design of controls related to the reconciliation and elimination of intercompany account balances; and

•	inadequate design of controls to ensure the appropriate exchange rates were used for foreign currency transactions.

iv.	Failure to adequately support items in the Company’s income tax accounts and disclosures

•	ineffective controls over the preparation and review of schedules supporting amounts included in the Company’s income tax accounts and footnote disclosures.

v.	Insufficient financial statement close and preparation process

Decentralized management combined with inadequate headcount in the accounting and finance, department led to the Company’s regional businesses operating autonomously, which increased the risk of management override, noncompliance with corporate policies, and untimely preparation and filing of the Company’s financial statements. These conditions contributed to the following material weaknesses in internal control over financial reporting:

•	ineffective financial close process to ensure timeliness, accuracy and completeness of the financial statements;

•	inadequate segregation of duties surrounding the preparation, review and posting of journal entries;

•	lack of monthly preparation and management review of certain significant account reconciliations;

•	inadequate review of local financial statements prior to submission to corporate for consolidation; and

•

inadequate monitoring and communication between corporate and its regions to discuss relevant information affecting the financial close and reporting process, such as significant accounting estimates, intercompany and third party transactions, significant or unusual transactions, and the application of U.S. GAAP.

vi.	Inadequate controls over the processing of transactions and posting of journal entries

•	ineffective controls over the authorization of purchases;

•	inadequate controls over the review and approval of payments to vendors and employees;

•	ineffective controls over the review and posting of journal entries, including the review of key spreadsheets used to prepare journal entries; and

•	inadequate segregations of duties amongst key accounting personnel throughout the Company’s financial reporting processes.

vii.	Lack of controls designed to ensure the existence of property and equipment

•	inadequate design of controls to appropriately account for property and equipment disposals; and

•	failure to design and perform periodic physical inventories of property and equipment to ensure existence.

viii.	Insufficient review of sales order entry process

•

inadequate review procedures to ensure the validity, completeness and accuracy of information entered into the Company’s sales order processing system, including customer orders and customer master file data.

In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2008 of the Company, and our report dated February 2, 2009 expressed an unqualified opinion on those financial statements. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended March 31, 2008 of the Company and this report does not affect our report on such financial statements.

/s/    MAYER HOFFMAN MCCANN P.C.

San Diego, California

February 2, 2009

e)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal years ended March 31, 2007 and 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, except for the remediation efforts described above.

We completed the financial statements for the fiscal years ended March 31, 2004, 2005 and 2006 in August 2008. The filing of those audited financial statements required significant personnel and resources and delayed the preparation and completion of the financial statements for the fiscal years ended March 31, 2007 and 2008 and subsequent periods. Accordingly, the material weaknesses identified as of March 31, 2006 were not remediated and tested in a manner that would enable us to conclude that the controls suffering from such material weaknesses were effective, and remain as material weaknesses for the fiscal years ended March 31, 2007 and 2008. However, during the fiscal year ended March 31, 2008 and through the date of this report, we have enhanced our internal control environment with the addition of additional qualified accounting personnel and have increased the involvement of the audit committee of the Board of Directors on matters of financial reporting. While these enhancements to the financial reporting environment have not yet resulted in the remediation of the existing internal control weaknesses, these additional skills and resources have had the effect of improving our ability to process and report our financial results on a timely basis.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Listed below are the six members of our board of directors whose terms expire at the next annual meeting of shareholders.

Name	Position	Age	Director Since
Ian Bonner(1)(2)(3)	Director	53	2004
James Johnson	President, Chief Executive Officer, and Director	62	2004
Douglas Lindroth	Director	41	2007
Neil MacKenzie(1)	Director	64	2000
Bruce Nakao(1)	Director	65	2004
Archie Nesbitt(2)	Director	59	2000

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.

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

James Johnson has served as our president, chief executive officer and a director since November 2004. He was also designated as our principal financial officer from September 2007 through August 2008. Mr. Johnson joined us from SoftBrands Inc. Hospitality Group, a software company, where he most recently served as president and chief technology officer. Prior to joining SoftBrands in 2001, Mr. Johnson was president and senior vice president of Asia-Pacific Group of Sterling Commerce, Inc., a former NYSE-listed company specializing in e-commerce software and services, where he also held numerous senior positions during his 20 year career at Sterling Commerce and Sterling Software. From 1976 to 1982, Mr. Johnson was co-founder and co-president of privately-held Application Development Systems, Inc. where he was instrumental in the development of one of the industry’s first direct attached storage management products. Mr. Johnson earned his bachelor’s degree in Operational Research from California State University, Fresno. Mr. Johnson also serves on the board of directors of Lister Technologies, Ltd.

Douglas Lindroth currently serves as the chief financial officer of Limelight Networks (Nasdaq:LLNW), a leading provider of high-performance content delivery network services. Prior to this, he served as our chief financial officer from April 2006 to May 2007. Before joining BakBone, Mr. Lindroth was senior vice president and chief financial officer for Memec Group Holdings Limited, a privately held company and the world’s leading specialty semiconductor distributor. Mr. Lindroth also held other positions at Memec including vice president of finance for the Americas, chief administrative officer for Atlas Business Services, a subsidiary of Memec, and controller of the Americas. Prior to joining Memec, Mr. Lindroth was a senior audit manager with KPMG LLP. Mr. Lindroth graduated from San Diego State University with a bachelor’s degree in Business Administration with an emphasis in accounting. Mr. Lindroth holds a CPA license in the State of California.

Neil MacKenzie currently serves as a director and vice president for Newpark Drilling Fluids Canada Inc., a subsidiary of Newpark Resources Incorporated (NYSE:NR). From 2004 to 2007, Mr. MacKenzie was chief executive officer and board member for Challenger Energy Corp. (TSX Venture: CHQ, AMEX:CHQ). From 1976 to 1998, Mr. MacKenzie was president of Protec Mud Service Ltd., a privately-held company which he co-founded. Mr. MacKenzie was a director of Southpoint Resources Ltd. from September 2002 to August 2005, and currently serves on the board of directors for Wireless Matrix Corporation (TSX:WRX). Mr. MacKenzie attended the Southern Alberta Institute of Technology.

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

Executive Officers

The following sets forth certain information regarding certain of our officers as of January 23, 2009. Information pertaining to Mr. Johnson, who is both a director and an executive officer of the Company, may be found in the section entitled “Directors.”

Kenneth Horner, age 41, has served as our senior vice president, corporate development and strategy, since September 2005. Mr. Horner is also responsible for leading our North America sales team. Prior to joining BakBone, Mr. Horner was vice president of worldwide marketing and channel operations at DataCore Software from October 2000 to January 2004. In this capacity, Mr. Horner spent time successfully leading corporate partnering, worldwide market and multi-tiered channel definition, technology acquisition and strategic alliance efforts on a global basis. From June 1994 through October 1998, Mr. Horner served as part of Seagate Software’s executive management team and was instrumental in building and managing the Storage Management Group, including the development of the Backup Exec product line, from its inception (as Arcada Software) through its sale to Veritas. Mr. Horner has also held senior management positions at Sterling Software, Tech Data Corporation, and Rexon/WangTek.

Steven Martin, age 47, joined BakBone on August 20, 2008 as chief financial officer and senior vice president. From January 2008 through June 2008, Mr. Martin served as acting chief accounting officer for Leap Wireless International, a publicly traded wireless communications company listed on the Nasdaq Global Select Market. Mr. Martin served as chief financial officer of Stratagene Corporation, a publicly traded company specializing in the development, manufacturing and marketing of specialized research and clinical diagnostic products, from July 2005 to June 2007 and was director of finance of Stratagene Corporation from May 2004 through June 2005. Stratagene was acquired by Agilent Technologies in June 2007. From March 2001 to May 2003, Mr. Martin served as controller of Gen-Probe Incorporated, a publicly traded company that develops, manufactures and markets nucleic acid testing products for the diagnosis of disease and screening human blood. Prior to that, Mr. Martin served as vice president finance of Nuera Communications, Inc., vice president and controller of Aldila Golf Corp. and senior audit manager of Deloitte & Touche LLP. Mr. Martin is a certified public accountant and holds a B.S. in Accounting from San Diego State University.

Dan Woodward, age 48, has served as senior vice president, product delivery since February 2007. Prior to this, Mr. Woodward served as our vice president, quality assurance since June 2006. Mr. Woodward joined BakBone in April 2006 as director of worldwide information systems. Prior to joining BakBone, Mr. Woodward accumulated a wide range of depth and experience in conceptualizing and delivering strategic solutions in the quality and engineering arenas with functional expertise in operations, sales, marketing, and finance. From September 2002 to June 2006, Mr. Woodward served as a management consultant and adviser to a number of software and related high-tech firms, including BakBone Software, Inc. during the period of February 2005 to March 2006. From May 1999 to September 2002, Mr. Woodward served as chairman and chief executive officer of Enherent Corp., a publicly held software company. From August 1997 to May 1999, he held the positions of president, communications industry, vice president, marketing—communications, entertainment and media at Electronic Data Systems Corporation (“EDS”). Before joining EDS, Mr. Woodard spent 15 years at IBM, most recently leading the IBM Global Services portfolio for the southwest U.S. as vice president and area general manager.

Audit Committee

The audit committee is responsible for, among other things, reviewing our financial reporting procedures, internal controls and the performance of our external auditors. The audit committee has direct communication channels with our management and finance group, as well as with our external auditors to discuss and review specific issues as appropriate. The committee is also responsible for reviewing quarterly financial statements and annual financial statements. The members of our audit committee are Messrs. Nakao, Bonner and MacKenzie. The audit committee is presently composed entirely of directors who are both independent and financially literate in compliance with the requirements of the TSX Report multilateral instrument 52-110 (“MI 52-110”). Mr. Nakao, a former certified public accountant, has served as chief financial officer for three public companies in addition to holding a variety of senior financial positions over the past thirty years. Mr. Nakao is an “audit committee financial expert,” as defined in the rules of the SEC. Our board of directors has determined that all members of the audit committee are currently independent as defined under Rule 10A-3 under the Exchange Act. The written charter of the audit committee is available our website at www.bakbone.com/auditcharter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2008, all Section 16(a) filing requirements were complied with in a timely manner.

Code of Ethics

We have a Code of Business Conduct and Ethics Policy that applies to all employees, including our principal executive, financial and accounting officers. A copy of this code is available on our website at www.bakbone.com/codeofbusinessconduct. We intend to disclose any changes or waivers from its code of ethics by posting such information on our website or by filing a Form 8-K.

Item 11.	Executive Compensation

Summary Compensation Table

The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other two most highly compensated executive officers for the fiscal years ended March 31, 2008 and 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Compensation Plan ($)	All Other Compensation ($)	Total ($)
James Johnson Chief Executive Officer	2008	275,000	—		257,277	210,000	—	742,277
	2007	275,000	—		256,575	210,000	—	741,575

Kenneth Horner Senior Vice President, Corporate Development and Strategy	2008 2007	235,000 225,000	— 56,250		— —	171,958 46,125	— —	406,958 327,375

Dan Woodward	2008	225,000	—		—	32,988	—	257,988
Senior Vice President, Product Delivery	2007	170,000	25,000		—	20,500	—	215,500

Douglas Lindroth(2) Former Chief Financial Officer	2007	254,198	50,000	(3)	157,868	—	—	462,066

(1)	Represents the dollar amount recognized for financial statement purposes with respect to fiscal 2007 or 2008, as applicable, for the fair value of options granted in prior fiscal years, in accordance with SFAS 123(R).
(2)	Mr. Lindroth served as our Chief Financial Officer until May 18, 2007 and has served as a director since that time. Compensation received by Mr. Lindroth for services as a director appears in the Director Compensation table below. Mr. Lindroth was not a named executive officer for fiscal 2008 and his compensation information is not required to be disclosed by us in this Annual Report. However, we are voluntarily providing his 2007 fiscal year compensation in this table.
(3)	Represents a signing bonus received by Mr. Lindroth upon his hiring as our Chief Financial Officer.

Outstanding Equity Awards at March 31, 2008

The following table sets forth for the number of securities underlying outstanding option awards under our equity compensation plans for each named executive officer as of March 31, 2008. There are no outstanding shares of restricted stock held by our named executive officers as of March 31, 2008.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
James Johnson	1,083,333	216,667	(1)	$1.08	11/1/2014
Kenneth Horner	—	—		—	—
Dan Woodward	—	—		—	—

(1)	The shares underlying this option vest over a four-year period, with 25% of the options becoming exercisable on the first anniversary of the date of grant and the remaining 75% vesting monthly over the remaining three years. The option was granted on November 1, 2004.

Executive Employment Agreements

We entered into a letter agreement with Mr. James Johnson, our President and Chief Executive Officer, on October 28, 2004. Pursuant to the letter agreement, Mr. Johnson receives an annual salary and may be eligible to receive an annual bonus based on the achievement of specific performance goals. Mr. Johnson’s current base salary is $275,000 and for fiscal year 2008 he was eligible to receive up to $210,000 as an annual bonus. In addition, under the terms of the letter agreement, Mr. Johnson was issued an option to purchase 1,300,000 shares of our common stock. This option vests over four years, with the first 25% of the options vesting on the first anniversary of Mr. Johnson’s commencement of employment with us and the remaining shares vesting monthly. In the event of a change in control, all unvested stock options held by Mr. Johnson become fully vested. If Mr. Johnson is terminated without cause he is entitled to a severance benefit of twelve months’ base salary. In addition, any unvested equity awards accelerate on the termination date as if Mr. Johnson had been employed for an additional 12-month period after the termination date.

We entered into a letter agreement with Mr. Steven R. Martin, our Chief Financial Officer, on August 18, 2008. Pursuant to the letter agreement, Mr. Martin receives an annual salary and may be eligible to receive an annual bonus based on the achievement of specific performance goals. Mr. Martin’s current base salary is $250,000 and he is currently eligible to receive up to $75,000 as an annual bonus. If Mr. Martin is terminated without cause he is entitled to a severance benefit of six months’ base salary.

Change in Control Agreements

We have entered into Change in Control Letter Agreements with Mr. Woodward, Mr. Horner and Mr. Martin. The agreements each identify the additional employment benefits to be provided to each individual in the event of a change in control, defined by the agreement as one or more of the following events, whether in a single transaction or a series of related transactions: (i) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; (ii) the sale, transfer or other disposition of all or substantially all of the Company’s assets; (iii) any transaction as a result of which any person or related group of persons becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing at least 50% of the total voting power represented by the Company’s then outstanding voting securities, other than as a result of the new issuance of securities by the Company in any transaction or series of related transactions determined by the board of directors to be for the primary purpose of raising capital; or (iv) a liquidation or dissolution of the Company.

The additional benefits identified in each individual’s agreements shall be provided by the Company subsequent to a change in control event if, within twelve months following the consummation of the change in control, either executive is terminated by the Company without cause or voluntarily by an individual for good reason. The additional benefits consist of: (i) severance payment in the amount equal to nine months of base salary in effect as of the termination date; (ii) continuation of health care benefits for a nine month period following the termination date; and (iii) acceleration of vesting of all unvested stock options.

Director Compensation

Name(1)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Ian Bonner(2)	2008	47,250	—		—	2,399	(3)	49,649
	2007	30,000	—		—	—		30,000

J.G. (Jeff) Lawson(4)	2008	31,750	—		—	—		31,750
	2007	34,250	—		—	—		34,250

Douglas Lindroth(5)	2008	38,124	42,317	(6)	—	76,792	(7)	157,233

Neil MacKenzie(8)	2008	41,500	—		—	—		41,500
	2007	34,500	—		—	—		34,500

M. Bruce Nakao(9)	2008	74,500	—		—	—		74,500
	2007	63,250	—		—	—		63,250

Archie Nesbitt(10)	2008	30,250	—		—	—		30,250
	2007	29,500	—		—	—		29,500

Andrew Sheehan(11)	2008	—	—		—	—		—
	2007	—	—		—	—		—

(1)	Director James Johnson is our President and Chief Executive Officer. He is not included in this table, as he receives no compensation for his services as a director. The compensation received by Mr. Johnson as our employee is shown in the Summary Compensation Table.
(2)	As of March 31, 2008, Mr. Bonner held fully vested options to purchase up to 150,000 of our common shares.
(3)	Reflects health benefits paid on behalf of Mr. Bonner.
(4)	As of March 31, 2008, Mr. Lawson held fully vested options to purchase up to 200,000 of our common shares. Mr. Lawson resigned as a member of our board of directors effective December 8, 2008.
(5)	Mr. Lindroth began serving as a director on May 19, 2007 following his resignation as our Chief Financial Officer. Mr. Lindroth’s compensation for the 2007 fiscal year is included in the Summary Compensation Table. As of March 31, 2008, Mr. Lindroth held 300,000 restricted stock units. The restricted stock units vest over a four-year period, with 50% of the units vesting on the second anniversary of the date of grant and 25% vesting on each of the third and fourth anniversary of the dates of grant.
(6)	The amount shown in stock awards column reflects the aggregate dollar amount of compensation expense recognized for financial statement reporting purposes with respect to a restricted stock unit award for the fiscal year ended March 31, 2008 in accordance with SFAS 123R, including $31,942 recognized from April 1, 2007 through May 18, 2007, and $10,375 recognized over the remainder of the fiscal period.
(7)	Reflects compensation received by Mr. Lindroth for his services as Chief Financial Officer for the period from April 1, 2007 through May 18, 2007, consulting services provided to us through July 31, 2007 and health benefits paid on behalf of Mr. Lindroth during his term as director.
(8)	As of March 31, 2008, Mr. MacKenzie held fully vested options to purchase up to 250,000 of our common shares.
(9)	As of March 31, 2008, Mr. Nakao held fully vested options to purchase up to 150,000 of our common shares.
(10)	As of March 31, 2008, Mr. Nesbitt held fully vested options to purchase up to 400,000 of our common shares.
(11)	Mr. Sheehan resigned as a director on August 20, 2007. Mr. Sheehan had previously elected to forego any compensation for his services as a director.

Summary of Director Compensation

Each of our non-employee directors receives the following compensation for serving on our board of directors:

•	an annual retainer of $25,000 payable quarterly in arrears, except for the chairperson of the audit committee who receives an annual retainer of $50,000;

•	$1,000 per board meeting attended in person or $500 per board meeting attended by teleconference; and

•	reimbursement of reasonable expenses incurred in connection with attending board and committee meetings.

In addition, the chairperson of each of our committees is entitled to receive $2,000 per annum for acting in such capacity and other committee members are entitled to receive $750 for each committee meeting attended.

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

On May 4, 2007, Mr. Lindroth announced his intention to resign as our Chief Financial Officer effective as of May 18, 2007. In connection with the termination of Mr. Lindroth’s employment and his appointment to the board of directors, we entered into a Transition Agreement and Release (the “Transition Agreement”) with Mr. Lindroth, pursuant to which Mr. Lindroth agreed to make himself available as a non-employee consultant through July 31, 2007 at a rate of $250 per hour. In addition, the Transition Agreement provided that Mr. Lindroth be appointed as a member of our board of directors and that his outstanding restricted stock units, which had been granted in connection with his employment as our Chief Financial Officer, would continue to vest so long as he continues to serve on the board of directors. Mr. Lindroth is compensated for his services on our board of directors in accordance with the non-employee director compensation program described above.

Beginning in February 2008, two of our directors, Mr. Bonner and Mr. Lindroth, elected to receive medical, dental and vision benefits offered under our benefit plans for U.S. directors. The value of the premiums paid by us is included in the column “All Other Compensation” in the Director Compensation table.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is or has ever been one of our officers or employees. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of our shares as of January 23, 2009, assuming conversion of all of our outstanding preferred shares into common shares, by:

•	each person we know to be the beneficial owner of 5% or more of our outstanding common shares;

•	each named executive officer as of March 31, 2008 listed in the Summary Compensation Table under the heading “Executive Compensation;”

•	each of our current directors; and

•	all of our current executive officers and directors as a group.

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

	Common Shares Owned		Series A Preferred Shares Owned		Common Shares on an As Converted Basis
Name or Group of Beneficial Owners	Number of Shares	Percentage of Class(1)	Number of Shares	Percentage of Class(1)	Number of Shares	Percentage of Class(1)
5% Shareholders:
Entities managed by VantagePoint Venture Partners(2)	79	*	18,000,000	100%	18,000,079	21.8%
1001 Bayhill Drive, Suite 300
San Bruno, CA 94066
John A. Kryzanowski(3)	6,248,296	9.7%	—	—	6,248,296	7.6%
101 California Street, 46th Floor
San Francisco, CA 94111
Platinum Management (NY) LLC(4)	5,014,500	7.8%	—	—	5,014,500	6.1%
152 West 57th Street
New York, New York 10019

Named Executive Officers:
James R. Johnson(5)	1,300,000	2.0%	—	—	1,300,000	1.5%
Kenneth Horner	—	—	—	—	—	—
Dan Woodward	—	—	—	—	—	—

Current Directors:
Ian Bonner(6)	150,000	*	—	—	150,000	*
Douglas Lindroth	90,435	*	—	—	90,435	*
Neil MacKenzie(7)	672,675	1.0%	—	—	672,675	*
M. Bruce Nakao(8)	150,000	*	—	—	150,000	*
Archie Nesbitt(9)	651,716	1.0%	—	—	651,716	*

Current executive officers and directors as a group (9 persons)(10)	3,014,826	4.5%	—	—	3,014,826	3.6%

*	Represents less than 1%.
(1)	Applicable percentage ownership is based on 64,632,793 of our common shares and 18,000,000 preferred shares outstanding as of January 23, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Our common shares subject to options or warrants currently exercisable, or exercisable within 60 days after September 10, 2008, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 16,294,242 shares held by VantagePoint Venture Partners IV (Q), L.P., 1,633,237 shares by VantagePoint Venture Partners IV, L.P., and 72,600 shares held by VantagePoint Venture Partners IV Principals Fund, L.P. (each of the foregoing entities collectively referred to herein as “VantagePoint”).
(3)	Information obtained from Mr. Kryzanowski’s Amendment No. 3 to Schedule 13G filed with the Securities and Exchange Commission on January 26, 2009. Mr. Kryzanowski is the sole beneficial owner of 6,248,296 common shares, for which he has sole voting and dispositive power.

(4)	Information obtained from Amendment No. 3 Schedule 13D filed with the Securities and Exchange Commission on March 4, 2008.
(5)	Includes options to purchase up to 1,300,000 of our common shares held by Mr. Johnson exercisable within 60 days of January 23, 2009.
(6)	Includes options to purchase up to 150,000 of our common shares held by Mr. Bonner exercisable within 60 days of January 23, 2009.
(7)	Includes options to purchase up to 250,000 of our common shares held by Mr. MacKenzie exercisable within 60 days of January 23, 2009.
(8)	Includes options to purchase up to 150,000 of our common shares held by Mr. Nakao exercisable within 60 days of January 23, 2009.
(9)	Includes options to purchase up to 400,000 of our common shares held by Mr. Nesbitt exercisable within 60 days of January 23, 2009.
(10)	Includes options to purchase up to 2,450,000 of our common shares held by our current executive officers and directors exercisable within 60 days of January 23, 2009.

Equity Compensation Plans

Information about our equity compensation plans at March 31, 2008 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	5,737,543	$1.74	4,113,247
Equity compensation plans not approved by security holders(2)	300,000	—	—

Total	6,037,543	$1.65	4,113,247

(1)	Consists of our 2000 Stock Option Plan, 2002 Stock Option Plan and 2003 Stock Option Plan.
(2)	Consists of Restricted Stock Units issued under a stand-alone agreement.

Additional information regarding our stock option plans and plan activity for fiscal 2007 and 2008 is provided in our consolidated financial statements. See Notes to Consolidated Financial Statements, Note 6 “Shareholder’s Deficit”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Since April 1, 2007, there has not been, nor is there currently proposed, any transaction or series of transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.

Board Member Independence

Our board of directors has determined that all of the members of our board of directors would be considered independent under the listing standards of U.S. securities exchanges, except for Mr. Johnson, our Chief Executive Officer, and Mr. Lindroth, who served as our Chief Financial Officer from April 2006 through May 2007.

Until September 2007, J.G. (Jeff) Lawson, a member of our board of directors during fiscal 2008, was a partner and member of the Executive Committee of Burnet, Duckworth & Palmer LLP, Barristers and Solicitors, a Canadian law firm that provides legal services to the Company. During fiscal 2008, we paid the associated law firm $68,000 for services rendered. We did not owe the associated law firm any fees at March 31, 2008. Mr. Lawson would not have been considered an independent director and would have been ineligible to serve as an independent member on committees of the board of directors through September 2007 as a result of his affiliation with Burnet, Duckworth & Palmer LLP. Mr. Lawson resigned as a member of our board of directors effective December 8, 2008.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the aggregate fees for audit services billed by Mayer Hoffman McCann P.C. for the audits of the fiscal years ending March 31, 2007 and 2008:

Type of Fees	2007	2008
Audit Fees(1)	$860,251	$703,841
Audit Related Fees(2)	—	—
Tax Fees(2)	—	—
All Other Fees(2)	—	—

Total Fees	$860,251	$703,841

(1)	Amounts reportable as Audit Fees include fees for professional services rendered for the audits of the Company’s fiscal 2007 and 2008 consolidated annual financial statements and internal control over financial reporting, review of the interim consolidated financial statements, and services that are normally provided by Mayer Hoffman McCann P.C. in connection with statutory and regulatory filings or engagements.
(2)	No fees were billed in these categories during fiscal 2007 or 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bakbone Software Incorporated

We have audited the accompanying consolidated balance sheets of Bakbone Software Incorporated and subsidiaries (the “Company”) as of March 31, 2007 and 2008, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the two years in the period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bakbone Software Incorporated and subsidiaries as of March 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 and 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our reports dated February 2, 2009 expressed an unqualified opinion on management’s assessment of the lack of effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 and 2008 because of the existence of material weaknesses.

/s/    MAYER HOFFMAN MCCANN P.C.

San Diego, California

February 2, 2009

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

March 31, 2007 and 2008

(in thousands, except share data)

	March 31,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,679	$9,496
Restricted cash	592	598
Accounts receivable, net of allowance for sales returns of $82 and $77, respectively	8,572	12,449
Prepaid expenses	922	1,366
Other assets	1,059	414

Total current assets	21,824	24,323
Property and equipment, net	3,506	3,558
Intangible assets, net	1,727	1,177
Goodwill	7,615	7,615
Other assets	1,074	1,167

Total assets	$35,746	$37,840

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,568	$3,118
Accrued liabilities, including an allowance for sales returns of $40 and $48, respectively	6,201	6,833
Current portion of deferred revenue	37,159	44,890

Total current liabilities	46,928	54,841
Deferred revenue, excluding current portion	44,742	51,810
Other liabilities	2,296	1,418

Total liabilities	93,966	108,069

Commitments and contingencies (Note 9 and 10)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000,000 shares authorized at March 31, 2007 and 2008, 18,000,000 issued and outstanding at March 31, 2007 and 2008, liquidation preference of $23,369 and $26,388, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 64,542,358 shares issued and outstanding at March 31, 2007 and 2008	150,317	152,047
Accumulated deficit	(218,776)	(226,509)
Accumulated other comprehensive loss	(921)	(6,927)

Total shareholders’ deficit	(58,220)	(70,229)

Total liabilities and shareholders’ deficit	$35,746	$37,840

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended March 31, 2007 and 2008

(in thousands, except per share and share data)

	Year ended March 31,
	2007	2008
Revenues, net	$43,065	$50,869
Cost of revenues	5,835	6,146

Gross profit	37,230	44,723

Operating expenses:
Sales and marketing	24,007	28,782
Research and development	9,589	10,274
General and administrative	16,689	15,178

Total operating expenses	50,285	54,234

Operating loss	(13,055)	(9,511)
Interest income	108	138
Interest expense	(261)	(204)
Realized gain on sale of available-for-sale securities	—	655
Foreign exchange gain (loss), net	(269)	1,398
Other income (expense), net	12	(4)

Loss before income taxes	(13,465)	(7,528)
Provision (benefit) for income taxes	(471)	205

Net loss	$(12,994)	$(7,733)

Net loss per common share:
Basic and diluted	$(0.20)	$(0.12)

Weighted-average common shares outstanding:
Basic and diluted	64,529,928	64,542,358

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

Years ended March 31, 2007 and 2008

(in thousands, except share data)

	Series A convertible preferred stock		Share capital		Employee benefit trust	Deferred compen- sation	Accumulated deficit	Accumulated other compre- hensive (loss) gain	Compre- hensive loss	Total share- holders’ deficit
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2006	18,000,000	$11,160	64,542,358	$150,036	$(28)	$(81)	$(205,782)	$492		$(44,203)
Change in fair value of unallocated Employee Benefit Trust shares	—	—	—	(5)	5	—	—	—		—
Sale of unallocated Employee Benefit Trust shares	—	—	—	—	23	—	—	—		23
Write-off of deferred compensation upon adoption of SFAS 123R	—	—	—	(81)	—	81	—	—		—
Stock-based compensation on equity-classified awards	—	—	—	367	—	—	—	—		367
Comprehensive loss:
Net loss	—	—	—	—	—	—	(12,994)	—	$(12,994)	(12,994)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	140	140	140
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,553)	(1,553)	(1,553)

Comprehensive loss									$(14,407)

BALANCE, MARCH 31, 2007	18,000,000	$11,160	64,542,358	$150,317	$—	$—	$(218,776)	$(921)		$(58,220)
Stock-based compensation on equity-classified awards	—	—	—	389	—	—	—	—		389
Stock-based compensation on warrants issued to reseller	—	—	—	1,341	—	—	—	—		1,341
Comprehensive loss:
Net loss	—	—	—	—	—	—	(7,733)	—	$(7,733)	(7,733)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	408	408	408
Reclassification of realized gain on sale of available-for-sale securities								(655)	(655)	(655)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,759)	(5,759)	(5,759)

Comprehensive loss									$(13,739)

BALANCE, MARCH 31, 2008	18,000,000	$11,160	64,542,358	$152,047	$—	$—	$(226,509)	$(6,927)		$(70,229)

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended March 31, 2007 and 2008

(in thousands)

	Year ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(12,994)	$(7,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,799	1,639
Loss on disposal of capital assets	302	22
Stock-based compensation	490	1,733
Gain on sale of available-for-sale securities	—	(655)
Operating expenses funded by financing arrangement	417	88
Changes in assets and liabilities:
Accounts receivable	(223)	(5,181)
Prepaid expenses and other assets	(799)	(258)
Accounts payable	1,238	(764)
Accrued and other liabilities	408	287
Deferred revenue	11,898	9,819

Net cash provided by (used in) operating activities	2,536	(1,003)

Cash flows from investing activities:
Proceeds from sale of capital assets	—	12
Proceeds from sale of available-for-sale securities	—	709
Capital expenditures	(868)	(989)
Deposits of restricted cash	(227)	—

Net cash used in investing activities	(1,095)	(268)

Cash flows from financing activities:
Payments on capital lease obligations	(209)	(369)
Payments on long term debt obligations	(238)	(418)
Proceeds from sale of shares held in employee benefit trust	23	—

Net cash used in financing activities	(424)	(787)

Effect of exchange rate changes on cash and cash equivalents	144	875

Net increase (decrease) in cash and cash equivalents	1,161	(1,183)
Cash and cash equivalents, beginning of period	9,518	10,679

Cash and cash equivalents, end of period	$10,679	$9,496

Cash paid during the period for:
Interest, net of capitalized interest	$135	$155
Income taxes	$74	$114
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Capital expenditures funded by financing arrangement	$510	$—
Capital expenditures included in accounts payable at end of period	$115	$236

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Description of Business

BakBone Software Incorporated (“BakBone” or the “Company”), a Canadian federal company, provides software-based, data protection solutions that enable the backup, recovery and overall availability of business data and information. The Company primarily markets and sells software through an indirect sales channel comprised of storage-focused resellers, distributors and original equipment manufacturers (“OEMs”). The Company’s end users consist of domestic and international businesses and organizations of all sizes and industries, as well as foreign and domestic government agencies and educational institutions. BakBone operates in a single business segment, which is the NetVault product line, and has operations in three primary geographic regions: North America; Asia-Pacific; and Europe, Middle East and Africa, or EMEA, through three of its respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, and BakBone Software Ltd.

Basis of Presentation

The accompanying consolidated financial statements of BakBone as of and for the years ended March 31, 2007 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates and reports using a fiscal year ended March 31.

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

Restricted Cash

Certain lease agreements require the Company to maintain minimum cash balances in a pledged deposit account as collateral for the outstanding payment obligations until the lease terms expire in fiscal 2009 and 2011. These cash deposits totaled $0.6 million as of March 31, 2007 and 2008 and are reported in restricted cash on the consolidated balance sheets.

Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash in short-term investments with high quality financial institutions.

As of March 31, 2007 and 2008, the Company had accounts receivable balances from individual customers representing 10% and 24%, respectively, of consolidated accounts receivable.

Fair Value of Financial Instruments

The carrying amounts shown for the Company’s accounts receivable and accounts payable approximate their fair value due to the short-term maturities of these instruments. The fair value of available-for-sale securities is recorded in other assets on the consolidated balance sheet and is determined based on quoted market prices. During fiscal 2008, the Company sold its available-for-sale securities.

Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the assets’ useful lives as follows:

Computer equipment and software	3–5 years
Furniture and fixtures	5–7 years
Leasehold improvements and capital lease assets	Shorter of estimated useful life or life of lease (from 3 to 10 years)

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

In fiscal 2007 and 2008, the Company did not recognize any impairment of long-lived assets.

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

In fiscal 2007 and 2008, the Company did not recognize any impairment of goodwill or intangible assets.

Employee Benefit Trust (“EBT”)

In connection with an acquisition of a company in the United Kingdom in March 2000, 2,100,000 of the Company’s common shares were placed in trust and allocated to United Kingdom employees. Upon allocation of EBT shares to employees, the Company recorded the intrinsic value of the shares as deferred compensation and amortized the intrinsic value to stock-based compensation expense over the applicable vesting period. As of March 31, 2007 and 2008, all allocated shares are fully vested. The Company records the aggregate value of unallocated EBT shares in share capital and in employee benefit trust, a contra equity account, using the fair value of its common shares as of the end of each reporting period. As of March 31, 2007, all unallocated shares were sold and no shares remain available for allocation to employees.

The Company incurs a National Insurance Contribution (“NIC”) liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT. The NIC liability incurred equates to a percentage of the fair value of common shares removed on the date of removal. The Company recognizes the NIC liability in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-16, Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation. Accordingly, the NIC liability for EBT related employee payroll taxes is recognized on the date of the event triggering the measurement and payment of the tax to the taxing authority.

Revenue Recognition

The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants, Statements of Position 97-2, Software Revenue Recognition. The Company derives revenues from licensing software and maintenance services as well as professional services from two distinct groups of customers: resellers and OEMs.

The Company licenses its software to its reseller customers under multiple-element arrangements involving a combination of software, post-contract support and/or professional services. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of the Company’s software as well as training. Software license arrangements with resellers include implicit platform transfer rights (“PTRs”), which allow end users to exchange an original product for a different product or to exchange an original product on one platform for the same product operating on a different platform. The new product and/or different platform is not specified in the arrangement nor is the period of time in which the customer has to exercise this right. As no contract period exists under these arrangements, software-related revenue is recognized ratably over the estimated economic useful life of the software product of four years.

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

In Asia-Pacific, the Company sells certain licenses to value-added reseller (“VAR”) partners who hold the licenses in inventory. For these transactions, the Company commences the ratable recognition of revenue only after it has received evidence of product sell-through from the applicable VAR partner.

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

Sales incentives or other consideration given by the Company to its customers are accounted for in accordance with EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”). Sales incentives and other consideration that are considered adjustments of the selling price of the Company’s products, such as rebates, are reflected as reductions to revenue. In fiscal 2008, the Company issued warrant consideration to a reseller of it products. In accordance with EITF 01-9, this consideration was classified as an expense because classification as a reduction of revenue would have resulted in negative revenue for the reseller on a cumulative basis. This consideration is included in sales and marketing expense in the consolidated statement of operations.

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

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and revises SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and requires companies to expense the fair value of employee stock options and other forms of employee stock-based compensation. SFAS 123 allowed companies to disclose the pro forma effects of expensing the fair value of employee stock-based compensation in the footnotes to the financial statements. SFAS 123(R) applies to all stock-based compensation transactions with employees in which a company acquires services by issuing its stock or other equity instruments, except through arrangements resulting from employee stock ownership plans, or by incurring liabilities that are based on the company’s stock price. The Company adopted SFAS 123(R) on April 1, 2006 (the “date of adoption”), the beginning of its first quarter of fiscal 2007.

Prior to the first quarter of fiscal 2007, the Company accounted for its employee stock option awards using the intrinsic value method prescribed by APB 25 and related interpretations, and recognized compensation expense in the financial statements if the market price of the underlying stock exceeded the exercise price on the date of grant. Stock-based compensation costs were amortized to expense over the vesting period of the option. Pursuant to SFAS 123, the Company disclosed the pro forma effects of expensing the fair value of employee stock-based compensation in the footnotes to the financial statements.

The Company adopted SFAS 123(R) using the modified-prospective approach. Accordingly, prior period amounts have not been restated. Under this application, the Company records stock-based compensation expense for all awards granted on or after the date of adoption and for the portion of previously granted awards that remained unvested at the date of adoption. Currently, the Company’s stock-based compensation relates to stock options, restricted stock units and warrants. Stock-based compensation related to stock options and restricted stock units is recognized as expense using the straight-line method over the vesting period of the award, which is also the requisite service period. Stock-based compensation for warrants relates to warrants issued to a reseller of the Company’s products and is recognized based upon the achievement of specified performance conditions pursuant to SFAS 123(R) and EITF 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Under the provisions of SFAS 123(R), management is required to estimate expected pre-vesting forfeitures for stock awards and only recognize expense for those awards that are expected to vest. Prior to the adoption of SFAS 123(R), pre-vesting forfeitures were recognized in the pro forma footnote disclosure as they occurred. As a result of the adoption of SFAS 123(R), the Company recorded an immaterial cumulative benefit from accounting change, for the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted. Compensation expense recognized for the years ended March 31, 2007 and 2008 has been reduced for estimated pre-vesting forfeitures. If the Company were to change its estimate of pre-vesting forfeitures, the amount of stock-based compensation would differ from the amount recognized in the financial statements.

SFAS 123(R) supersedes Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification of the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option (“EITF 00-15”), amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. Previously EITF 00-15 required tax benefits relating to excess stock-based compensation deductions to be presented in operating cash flows. As of the adoption of SFAS 123(R), the Company had fully reserved against any tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

The following table presents the impact to the Company’s consolidated financial statements for the years ended March 31, 2007 and 2008, as a result of our adoption of SFAS 123R (in thousands, except per share amounts):

	Year ended March 31,
	2007	2008
Employee stock-based compensation expense by type of award:
Benefit from accounting change	$(4)	$—
Employee stock options and stock option modifications	336	350
Restricted stock units	158	42

Total employee stock-based compensation	$490	$392
Stock-based compensation expense for warrants issued to reseller	_	1,341

Total stock-based compensation expense	$490	$1,733
Tax effect on stock-based compensation	—	—

Net effect on net loss	$490	$1,733

Effect on loss per share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Accumulated Other Comprehensive Gain (Loss) and Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net loss, foreign currency translation adjustments and unrealized gains and losses on the Company’s available-for-sale securities. As of March 31, 2007 and 2008, accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain on available-for-sale securities	Total
Balance at March 31, 2006	$385	$107	$492
Current period change	(1,553)	140	(1,413)

Balance at March 31, 2007	(1,168)	247	(921)
Current period change	(5,759)	(247)	(6,006)

Balance at March 31, 2008	$(6,927)	—	$(6,927)

The change in cumulative foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the Company’s reporting currency. In fiscal 2008, the current period change of $5.7 million was related primarily to the translation of the Company’s deferred revenue balances in its Asia-Pacific subsidiary and was primarily the result of the weakening of the U.S. dollar against the Japanese Yen.

The change in unrealized gain on available-for-sale securities represents the effect of the Company’s sale of its available-for-sale securities during the year ended March 31, 2008. In fiscal 2008, the Company recognized a realized gain on the sale of its available-for-sale securities of $0.7 million.

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

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares and potential common shares outstanding during the period, except where the effect of including potential common shares would be antidilutive. Allocated EBT shares are included in the weighted-average common shares outstanding as they vest. Unallocated EBT shares of 13,000 were sold during fiscal 2007 and were not included in common shares outstanding prior to sale.

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Year ended March 31,
	2007	2008
Stock options	5,804	5,738
Restricted stock units	282	300
Warrants	80	4,275
Unallocated shares held in EBT	12	—
Series A convertible preferred stock	18,000	18,000

Total weighted average anti-dilutive instruments	24,178	28,313

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for the Company’s fiscal 2009. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to the Company’s fiscal 2010. The Company is currently evaluating the impact that SFAS 157 and FSP 157-2 will have on its future consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2010. The requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 could have a material impact on the useful life determination of any intangible asset acquisitions completed in fiscal 2010 or future periods.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 was effective November 15, 2008. The Company does not expect that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

2. Balance Sheet Details

As of March 31, 2007, and 2008, accounts receivable, net, includes $82,000 and $77,000, respectively, for the allowance for returns. As of March 31, 2007 and 2008, accrued liabilities includes $40,000 and $48,000, respectively, for the allowance for returns, as these amounts relate to product returns for which the customer had previously paid.

Activity related to the allowance for returns for the years ended March 31, 2007 and 2008 (in thousands) is as follows:

	2007	2008
Beginning balance	$355	$122
Provision…	480	517
Returns	(713)	(514)

Ending balance	$122	$125

As of March 31, 2007 and 2008, there is no allowance for doubtful accounts, as subsequent collection information was utilized in determining whether sales transactions qualified for revenue recognition at the time of sale.

Property and equipment consists of the following (in thousands):

	March 31,
Class	2007	2008
Computer equipment and software	$3,616	$4,461
Furniture and fixtures	773	794
Leasehold improvements	1,429	1,574
Construction in progress	—	141

	$5,818	$6,970
Less: accumulated depreciation and amortization	2,312	3,412

Net property plant and equipment	$3,506	$3,558

During the year ended March 31, 2007, the Company disposed of property and equipment with a cost basis of $2.5 million and a net book value of $0.3 million. During the year ended March 31, 2008, the Company disposed of property and equipment with a cost basis of $0.1 million and a net book value of $35,000. Depreciation expense for the years ended March 31, 2007 and 2008 was $1.2 million and $1.1 million, respectively. During the years ended March 31, 2007 and 2008, the Company capitalized interest costs of $14,000 and $3,000, respectively. During the year ended March 31, 2007, the Company capitalized internal costs of $42,000. There were no internal costs capitalized during the year ended March 31, 2008.

The net book values of assets under capital leases at March 31, 2007 and 2008, were $1.0 million and $0.8 million, respectively, which are net of accumulated amortization of $0.3 million and $0.5 million, respectively.

Current accrued liabilities consist of the following (in thousands):

	March 31,
	2007	2008
Accrued compensation and employee benefits	$3,766	$4,616
Accrued taxes	299	598
Accrued professional services	673	93
Current portion of long-term debt	395	445
Current portion of capital lease obligation	342	290
Deferred rent	428	388
Other accrued liabilities	298	403

	$6,201	$6,833

3. Deferred Revenue

Deferred revenue represents software license, maintenance contract and professional services bookings on sales through both the VAR and OEM channels, net of recognized revenue amounts. A majority of the Company’s sales transactions are deferred and recognized over the applicable period, generally three to five years. The following table provides detail of the change in deferred revenue balances for the years ended March 31, 2007 and 2008 (in thousands):

Deferred revenue balance at March 31, 2006	$68,493
Current year bookings deferred into subsequent periods	42,542
Current year revenue from prior period bookings	(31,098)
Foreign exchange impact	1,964

Deferred revenue balance at March 31, 2007	$81,901
Current year bookings deferred into subsequent periods	47,183
Current year revenue from prior period bookings	(37,833)
Foreign exchange impact	5,449

Deferred revenue balance at March 31, 2008	$96,700

4. Goodwill and Intangible Assets

Historically, the Company has acquired companies which resulted in the recognition of goodwill and intangible assets at fair value on the acquisition date. As of March 31, 2007 and 2008, goodwill totaled $7.6 million.

Intangible assets consist of the following (in thousands):

	Weighted- Average Amortization Period	As of March 31, 2007			As of March 31, 2008
		Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Technology	6 years	$1,853	$(412)	$1,441	$1,853	$(722)	$1,131
Maintenance agreements	9 months	23	(23)	—	23	(23)	—
Non-compete agreements	2 years	516	(344)	172	516	(516)	—
Customer contracts and related relationships	4 years	427	(313)	114	427	(381)	46

Total intangible assets		$2,819	$(1,092)	$1,727	$2,819	$(1,642)	$1,177

Amortization expense for intangible assets was $0.7 million and $0.6 million for the years ended March 31, 2007 and 2008, respectively. For the year ended March 31, 2007, amortization expense of $0.3 million, $0.1 million, and $0.3 million, is included in cost of revenues, sales and marketing expense, and general and administrative expense, respectively, in the consolidated statements of operations. For the year ended March 31, 2008, amortization expense of $0.3 million, $0.1 million, and $0.2 million, is included in cost of revenues, sales and marketing expense, and general and administrative expense, respectively, in the consolidated statements of operations.

Based on the intangible assets as of March 31, 2008, the estimated annual amortization expense of intangible assets is as follows (in thousands):

Fiscal year ending March 31,
2009	$354
2010	309
2011	309
2012	205

$1,177

5. Related Party Transactions

During the years ended March 31, 2007 and 2008, a director of the Company was a partner of a Canadian law firm that provides legal services to the Company. During the years ended March 31, 2007 and 2008, the Company paid the associated law firm $83,000 and $68,000 respectively, relating to the services rendered. These amounts are included in general and administrative expense in the consolidated statements of operations. As of March 31, 2007 the Company owed $23,000 to the law firm. As of March 31, 2008 the Company did not owe any amounts to this law firm. Effective September 2007, the director is no longer affiliated with the law firm.

During the years ended March 31, 2007 and 2008, a director of the Company was the president of a software development company to which royalties and maintenance fees are paid under a distribution and license arrangement. The amounts paid to this company are included in costs of revenues on the consolidated statements of operations. During the years ended March 31, 2007 and 2008, the Company paid royalties and license fees to this company of zero and $112,000, respectively. As of March 31, 2007, the Company owed advance royalties of $100,000 to this Company. There were no amounts owed to this Company as of March 31, 2008. Effective July 2007, the director is no longer affiliated with this company.

During the years ended March 31, 2007 and 2008, an employee of the Company was a director of a software development company to which the royalties are paid under a license agreement. The royalties paid to this company are included in costs of revenues on the consolidated statement of operations. During the years ended March 31, 2007 and 2008, the Company paid royalties to this company of $43,000 and $39,000, respectively. As of March 31, 2007 the Company did not owe any royalties to this company. As of March 31, 2008, the Company owed royalties to this company of $10,000.

6. Shareholders’ Deficit

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

In November 2003, the Company’s preferred shareholder converted 4,000,000 convertible preferred shares on a one-to-one basis into common shares. Following the conversion, the Company had 18,000,000 preferred shares that remained outstanding. The conversion transaction had no cash flow impact to the Company. In connection with this conversion, the Company and its preferred shareholder entered into a lock-up agreement by which the shareholder would refrain from selling or distributing the remaining 18,000,000 preferred shares for a specified period of time. The lock-up agreement stipulated that the preferred shares were to be released from the lock-up agreement in three equal installments in February, May and August of 2004. As of March 31, 2008, all 18,000,000 outstanding preferred shares subject to the lock-up agreement have been released, but have not yet been converted into common shares.

Warrants

Historically, the Company has granted warrants to purchase share capital to employees and service providers. In April 2007, the Company entered into a warrant agreement with Sun Microsystems, Inc. (“Sun”), pursuant to which the Company granted to Sun the right to purchase 4,425,126 shares of its common stock at a price of $1.78 per share, subject to adjustment per the terms of the agreement. The warrants were issued in connection with a technology development and license agreement, dated as of December 18, 2006, by and between the Company and Sun. The warrants vest upon the satisfaction of specific events and sales achievement levels as follows: 20% upon general product release; 26.67% upon a predetermined, aggregate sales achievement level by March 31, 2008; 26.67% upon a predetermined, aggregate sales achievement level by March 31, 2009; and 26.67% upon a predetermined, aggregate sales achievement level by March 31, 2010.

Upon issuance of the warrants in the first quarter of fiscal 2008, Sun had satisfied the general product release vest condition, therefore the Company recorded sales and marketing expense of $1.3 million representing the fair value of the vested warrants. As of March 31, 2008, Sun has not satisfied the sales achievement level required in order for the second tranche of warrants to vest and it is not expected that any of the future sales achievement levels will be satisfied. The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Risk free interest rate	4.7%
Expected term	10.0
Stock price volatility	83%
Expected dividend yield	0%

Certain of the Company’s warrants are denominated in Canadian dollars. Per share amounts stated below have been translated to U.S. dollars.

Warrant activity is summarized as follows:

	Number of warrants	Weighted- average exercise price
Outstanding at March 31, 2006	80,000	0.73
Issued	—	—
Exercised for cash	—	—
Expired	—	—

Outstanding at March 31, 2007	80,000	0.82
Issued	4,425,126	1.78
Exercised for cash	—	—
Expired	—	—

Outstanding at March 31, 2008	4,505,126	$1.76

Exercisable at March 31, 2008	965,025

There were no exercises of warrants during the years ended March 31, 2007 and 2008.

Stock Options and Stock Option Modifications

The Company has stock option plans (the “Plans”) pursuant to which the board of directors of the Company may grant nontransferable stock options to purchase common shares of the Company to directors, officers, employees, advisers and consultants. As of March 31, 2008, options to purchase 4,113,247 common shares remained available for future grants under the Plans. The maximum number of common shares which may be reserved for issuance to any one person under the Plan is 5% of the common shares outstanding at the time of grant (calculated on a non-diluted basis). The options generally vest over four years and are exercisable for a maximum term of ten years.

The Company’s options are denominated in Canadian dollars. Per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date.

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2008:

Range of Exercise prices	Options outstanding			Options exercisable
	Number outstanding	Weighted- Average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.59 to $1.01	42,167	5.5	$0.79	40,249	$0.78
$1.02 to $1.36	2,632,166	5.8	1.26	2,413,541	1.26
$1.37 to $1.94	2,209,849	4.3	1.75	2,207,830	1.75
$1.95 to $2.90	210,447	4.7	2.16	209,488	2.16
$2.91 to $4.20	570,314	5.9	3.47	552,814	3.48
$4.21 to $12.08	72,600	3.0	5.16	72,600	5.16

Total	5,737,543	5.2	$1.74	5,496,522	$1.76

A summary of activity under the Company’s stock option plans is as follows:

	Number of options	Weighted- average exercise price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	5,866,937	1.50
Granted	—	—
Exercised	—	—
Cancelled	(125,595)	1.70

Outstanding at March 31, 2007	5,741,342	1.54
Granted	—	—
Exercised	—	—
Cancelled	(3,799)	2.15

Outstanding at March 31, 2008	5,737,543	$1.74

Exercisable at March 31, 2008	5,496,522	$1.76	5.1	$5

Expected to Vest at March 31, 2008	5,736,816	$1.78	5.2	$5

During the years ended March 31, 2007 and 2008, the Company modified vested stock options for 36 employees who terminated during this period. The modifications extended the post-termination exercise period from 90 days post-termination to 30 to 120 days post-resumption of trading of the Company’s stock on an established exchange. There were no stock options granted to employees during the years ended March 31, 2007 and 2008. During the years ended March 31, 2007 and 2008, the Company recognized stock-based compensation expense of $0.3 million and $0.4 million, respectively, related to stock option modifications for employees who terminated during the year and stock options previously granted under the Plans. As of March 31, 2008, there was $158,000 of total unrecognized compensation cost related to unvested stock options granted under the Plans. The unrecognized stock compensation expense is expected to be recognized over a weighted average period of seven months.

The fair values of the modified stock options during fiscal 2007 and 2008 were measured as the excess of the fair values of the modified stock options over their pre-modification fair values on the modification date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year ended March 31,
	2007	2008
Risk free interest rate	4.9%	3.7%
Expected term	3.3	1.9
Stock price volatility	83%	57%
Expected dividend yield	0%	0%

Risk-free interest rate—This is the U.S. Treasury rate on the date of modification with the term that most closely resembles the expected life of the modified option.

Expected term—This is the period of time that the modified option is expected to remain unexercised. The Company estimates the expected life of the option based upon when it expects its stock to resume trading on an established exchange and the amount of time available for the modified option to be exercised.

Expected volatility—This is a measure of the amount by which the share price of the Company’s stock is expected to fluctuate over the expected option life. The Company estimates expected volatility based upon the historical volatility of the Company’s stock measured over a term commensurate with the expected option life, but not less than three years.

Expected dividend—The Company has never declared or paid dividends on common stock and does not expect to do so in the foreseeable future.

Restricted Stock Units

In April 2006, the Company granted 300,000 restricted stock units to an executive officer. The restricted stock units vest over a four year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversaries of the grant date. The restricted stock unit award contains a cash settlement feature which obligates the Company to settle the award in cash in the event that certain specified criteria are not met on the vest dates. At each reporting date, the Company assesses the probability of each vesting tranche of the restricted stock unit award being subject to the cash settlement feature upon vesting. As a result, as of March 31, 2007 and 2008, 225,000 of the restricted stock units have been classified as a liability award, which is remeasured at each balance sheet date to the market value of the Company’s common stock and recognized over the requisite service period. As of March 31, 2007 and 2008, the remaining 75,000 restricted stock units have been classified as equity and are being recognized over the requisite service period at the market value of the Company’s common stock on the grant date of $2.10 per share.

In April 2008, subsequent to the date of these consolidated financial statements, the Company entered into an amendment to the restricted stock unit award agreement. The amendment provided for the settlement of the first vesting tranche of the restricted stock unit award in a cash amount sufficient to satisfy the expected tax obligation of the grantee, with the residual value of the award to be settled in shares. Further, under the amendment, if the contingent cash-settlement conditions contained in the restricted stock unit award are not met on the vest dates of the second and third tranches of the award, these tranches will be settled in an amount of cash sufficient to satisfy the expected tax obligation of the grantee, with the residual value of the award to be settled in shares. Otherwise, the second and third tranches will be settled entirely in shares. The Company accounted for the amendment to the original award on the date of the modification, by reclassifying the portion of the award that no longer contained a cash-settlement feature from liability to equity.

A summary of the change in restricted stock unit awards during the years ended March 31, 2007 and 2008 is as follows:

Number of shares
Unvested at March 31, 2006	—
Awarded	300,000
Vested	—
Forfeited	—

Unvested at March 31, 2007	300,000
Awarded	—
Vested	—
Forfeited	—

Unvested at March 31, 2008	300,000

Exercisable at March 31, 2008	—

As of March 31, 2008, the weighted-average remaining contractual term of the restricted stock unit award is 2.1 years and the aggregate intrinsic value of the restricted stock unit award is $258,000.

During the years ended March 31, 2007 and 2008, the Company recognized stock-based compensation expense for the restricted stock units of $158,000 and $42,000, respectively. As of March 31, 2008, total unrecognized stock-based compensation expense for the restricted stock units classified as equity was $82,000, which is expected to be recognized over approximately two years. As of March 31, 2007 and 2008, the Company has recorded a liability of $121,000 and $124,000, respectively, related to the restricted stock units classified as a liability award.

Stock-based Compensation Expense

Staff Accounting Bulletin No. 107, an interpretation of SFAS 123(R), requires that stock-based compensation expense be reported on the same line on the statement of operations as if the compensation were paid in cash. For the years ended March 31, 2007 and 2008, the Company has reported the following amounts of stock-based compensation expense in the consolidated statements of operation (in thousands):

	Years ended March 31,
	2007	2008
Cost of revenues	$36	$42
Sales and marketing	142	1,368
Research and development	65	12
General and administrative	247	311

	$490	$1,733

7. Income Taxes

Loss before provision for income taxes for the years ended March 31, 2007 and 2008 is comprised of the following (in thousands):

	2007	2008
United States	$11,426	$9,101
Other	2,039	(1,573)

	$13,465	$7,528

The provision for income taxes for the years ended March 31, 2007 and 2008 is comprised of the following (in thousands):

	2007	2008
Current:
United States	$(616)	$7
Other	145	198

	$(471)	$205

Deferred:
United States	$—	$—
Other	—	—

	—	—

	$(471)	$205

The income tax effects of the temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of March 31, 2007 and 2008 are presented below (in thousands):

	2007	2008
Deferred Tax Assets:
Net operating losses	$36,724	$36,869
Deferred Revenue	13,395	13,477
Property and equipment	126	206
Accumulated Other Comprehensive Income	801	2,473
Unrealized Foreign Exchange Losses	650	164
Other	1,707	2,335

Deferred tax assets before valuation allowance	$53,403	$55,524
Less valuation allowance	(52,663)	(55,285)

Deferred tax assets	$740	$239

Deferred tax liabilities:
Accumulated Other Comprehensive Income	$(680)	$—
Other	(60)	(239)

Net Deferred Tax Assets	$—	$—

A reconciliation of the expected income tax benefit to the actual income tax (benefit) or expense reported in the consolidated statements of operations is as follows (in thousands):

	2007	2008
Computed expected income tax benefit at Canadian statutory income tax rate of 36.1% for 2007 and 33.5% for 2008, respectively	$(4,861)	$(2,522)
Foreign tax rate differential	142	(131)
State income tax, net of U.S. federal benefits	(623)	(493)
Royalty withholding	(653)	—
Foreign taxes	179	198
Net operating losses utilized	—	2,705
Change in valuation allowance	4,698	269
Other, net	647	179

Income tax (benefit) expense	$(471)	$205

As of March 31, 2008, the Company has Canadian non-capital losses of approximately $8.0 million that are available to apply against future Canadian taxable income. These losses begin to expire in 2009 through 2014.

BakBone Software, Inc., a U.S. operating subsidiary, has federal net operating loss carryforwards of approximately $67.2 million as of March 31, 2008 that are available to reduce its taxable income in future years. These carryforwards will begin to expire in 2020 through 2028. Bakbone Software, Inc. also has state net operating loss carryforwards of approximately $55.7 million as of March 31, 2008 that are available to reduce its taxable income in future years in certain jurisdictions in which it operates. These carryforwards will begin to expire in 2009 through 2028.

BakBone Software Ltd., a U.K. operating subsidiary, has trade loss carryforwards of approximately $19.6 million as of March 31, 2008 that are available as reductions to its taxable income in future years. These carryforwards generally have an indefinite carryforward period.

BakBone Software KK, a Japanese operating subsidiary, has net operating loss carryforwards of approximately $3.2 million as of March 31, 2008 that are available as reductions to its taxable income in future years. These carryforwards begin to expire in 2009 through 2015. Future utilization of these loss carryforwards could be subject to certain limitations under provision of Japanese tax law relating to the use of loss carryforwards obtained through merger or acquisition activity. The amount of any such limitations, if any, has not yet been determined.

The Company has tax exemptions in China, Malaysia and Hong Kong as long as it meets specific requirements as outlined by the respective tax authority. For China and Malaysia, the Company periodically performs self assessments to verify that the specific requirements are met for exempt status. For Hong Kong, the taxing authority will request documentation every three to six years to verify tax status.

Deferred income taxes have not been recorded on the undistributed earnings of the Company’s foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. The Company may be subject to U.S. income taxes and foreign withholding taxes if earnings of the foreign subsidiaries were distributed.

The net change in the valuation allowance for the year ended March 31, 2008 was an increase of $2.6 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical operating results and projections of future taxable income, management has determined that it is more likely than not that the deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The portion of the change in the valuation allowance recorded to accumulated other comprehensive loss during fiscal 2007 and 2008 was $0.4 million, and $2.4 million, respectively.

During fiscal 2007, the Company recorded an income tax benefit of $0.6 million due to a change in accounting estimate related to a potential tax liability for withholding taxes on certain transactions between its subsidiaries. Based upon the Company’s continual evaluation of the facts and circumstances surrounding the potential liability, the Company no longer considers the reserve to be necessary and has reversed the tax liability that was previously recorded. The impact of this change was to decrease basic and diluted loss by $0.01 per common share.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, in May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No, 48 (“FIN 48-1”). FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company adopted FIN 48 and FIN 48-1 on April 1, 2007 (the “date of adoption”), the beginning of its first quarter of fiscal 2008.

In accordance with FIN 48, the Company records a liability for any tax positions taken that are not more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based upon the technical merits of the position. As of the date of adoption, the Company’s gross liability for income taxes associated with uncertain tax positions totaled $0.7 million, including interest and penalties. The Company’s liability for uncertain tax positions did not change as a result of the adoption of FIN 48. The liability for uncertain tax positions is reflected in current and long-term accrued liabilities on the consolidated balance sheets. As of March 31, 2007 and 2008, the total amount of the Company’s liability for uncertain tax positions of $0.7 million is included in long-term accrued liabilities.

A reconciliation of the unrecognized tax benefits at April 1, 2007 and March 31, 2008 is as follows (in thousands):

Balance at April 1, 2007	$717
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	32
Settlements	—

Balance at March 31, 2008	$749

The unrecognized tax benefits of $0.7 million as of March 31, 2008, would affect the Company’s effective tax rate, if recognized. The Company does not expect any significant changes in its liability for uncertain tax positions during fiscal 2009.

The Company records interest and penalties related to uncertain tax positions in income tax expense. For the year ended March 31, 2008, the Company recognized approximately $2,000 of interest and penalties related to uncertain tax positions. As of March 31, 2007 and 2008, the Company had accrued approximately $70,000 and $72,000, respectively, of interest and penalties related to uncertain tax positions.

The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. As a result, the Company is subject to examination by taxing authorities throughout the world. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2008.

Tax Jurisdiction	Fiscal Years Subject to Income Tax Examination

U.S. Federal	2005—Present
California	2005—Present
United Kingdom	2003—Present
Japan	2001—Present
Canada	2004—Present
Other Jurisdictions	2002—Present

8. Employee Benefits

The Company maintains a voluntary defined contribution plan for employees in the United States (the U.S. Plan) in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The U.S. Plan allows participants to contribute up to $15,500 of their annual salary, subject to certain limitations, as provided by federal law. Each year, the Company’s board of directors determines the amount, if any, of the Company’s matching contributions. There were no matching contributions to the U.S. Plan during the years ended March 31, 2007 and 2008.

The Company maintains voluntary defined contribution plans for employees of the United Kingdom entity (the U.K. Plan). The U.K. Plan allows participants to defer a percentage of their annual salary. In addition, the U.K. Plan calls for the Company to match a percentage of each participant’s salary annually; these matching contributions vest immediately. During the years ended March 31, 2007 and 2008, the Company contributed $0.2 million in each period.

9. Commitments and Contingencies

Litigation

The Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Future minimum lease payments for years ending March 31 are as follows (in thousands):

	Capital leases	Operating leases
2009	$326	$2,041
2010	194	1,828
2011	53	744
2012	—	454
2013	—	453
Thereafter	—	1,357

Total minimum lease payments	573	$6,877

Less amount representing interest	(51)

Present value of net minimum lease payments, including current portion of $289	$522

Rent expense for the years ended March 31, 2007 and 2008 approximated $2.2 million and $2.3 million, respectively.

Financing Arrangement

In September 2005, the Company entered into a term lease master agreement which allows the Company to finance certain equipment and expenses. Borrowings related to equipment under this arrangement are accounted for as capital lease transactions and are included in the future minimum lease payments information above under the caption—Leases. All other amounts financed under this arrangement are accounted for as debt.

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

Interest rates applicable to amounts financed are determined at each borrowing date. As of March 31, 2008, the weighted-average interest rate applicable to the financed amounts was 9.5%, with the interest rates ranging from 8.3% to 15.3%. Principal and interest payments are payable monthly through June 2010. As of March 31, 2008, approximately $0.7 million of debt was outstanding under this arrangement. Annual scheduled maturities of the outstanding debt are $0.5 million, $0.2 million and $5,000 for fiscal 2009, 2010 and 2011, respectively.

Minimum Guaranteed Royalties

The Company has entered into a license agreement whereby the Company is required to pay minimum royalties over the term of the agreement regardless of actual sales. The future minimum royalty payments under this agreement are $175,000 and $425,000 for fiscal 2009 and 2010, respectively.

National Insurance Contribution (“NIC”) liability

The Company incurs a NIC liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT (Note 1). The NIC liability incurred equates to a percentage of the fair value of common shares removed on the date of removal. In accordance with EITF Issue No. 00-16, Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation, payroll taxes generated from the exercise of an equity instrument are recognized on the date of exercise. As of March 31, 2008, 73,500 allocated and unexercised shares remained in the EBT, the NIC liability rate was 12.8%, and the fair value of the Company’s common shares was $0.86 per share, resulting in a potential NIC liability of $8,000 as of March 31, 2008.

10. Guarantees

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

11. Segment Information

The Company operates in a single business segment, which is the NetVault product line. The Company currently operates in three primary geographic regions: North America; Asia-Pacific; and EMEA. The following table represents a summary of revenues by major geographic region for the periods presented (in thousands):

	Year ended March 31,
	2007	2008
North America	$18,288	$20,030
Asia-Pacific	13,099	16,359
EMEA	11,678	14,480

Total revenues	$43,065	$50,869

Revenues are presented by major geographic region based on the region from which the revenues were sourced. During the years ended March 31, 2007 and 2008, the Company’s OEM revenues have been primarily administered from North America, with subsequent revenue allocations made to the applicable region. The Company procured aggregate license and maintenance bookings in its country of domicile, Canada, of $0.5 million and $0.8 million during the years ended March 31, 2007 and 2008, respectively.

The following table represents a summary of capital assets and goodwill by major geographic region as of March 31, 2007 and 2008 (in thousands):

	North America	Asia-Pacific	EMEA	Total
Identifiable assets at March 31, 2007:
Property and equipment, net	$2,120	$299	$1,087	$3,506
Intangible assets, net	$1,727	$—	$—	$1,727
Goodwill	$7,615	$—	$—	$7,615

Identifiable assets at March 31, 2008:
Property and equipment, net	$2,191	$372	$995	$3,558
Intangible assets, net	$1,177	$—	$—	$1,177
Goodwill	$7,615	$—	$—	$7,615

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 2, 2009

BAKBONE SOFTWARE INCORPORATED

By:	/s/ JAMES R. JOHNSON
James R. Johnson President Chief Executive Officer

By:	/s/ STEVEN R. MARTIN
Steven R. Martin Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this annual report on the date(s) indicated below:

Signature	Title	Date
/S/ JAMES R. JOHNSON James R. Johnson	President, Chief Executive Officer and Director (principal executive officer)	February 2, 2009

/S/ STEVEN R. MARTIN Steven R. Martin	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	February 2, 2009

/S/ IAN BONNER Ian Bonner	Director	February 2, 2009

/S/ DOUGLAS LINDROTH Douglas Lindroth	Director	February 2, 2009

/S/ NEIL MACKENZIE Neil MacKenzie	Director	February 2, 2009

/S/ M. BRUCE NAKAO M. Bruce Nakao	Director	February 2, 2009

/S/ ARCHIBALD NESBITT Archibald Nesbitt	Director	February 2, 2009

INDEX TO EXHIBITS

Exhibit No.	Description of Documents
2.1(5)	Agreement and Plan of Merger dated as of November 14, 2005 by and between BakBone Software, Inc., Blackfoot Acquisition, Inc., Constant Data, Inc., and the Founders

3.1(1)	Restated Articles of Continuance of the registrant

3.2(1)	Bylaws, as amended, of the registrant

4.1(1)	Shareholder Protection Rights Plan Agreement made as of June 17, 2002 by and between the registrant and CIBC Mellon Trust Company

10.1(1)	Form of Indemnity Agreement for directors and executive officers

10.2(1)	2000 Stock Option Plan

10.3(2)	2002 Stock Option Plan

10.4(1)	Form of stock option agreement for the 2000 Stock Option Plan and the 2002 Stock Option Plan

10.5(3)	2003 Stock Option Plan

10.6(1)	Forms of stock option agreement for the 2003 Stock Option Plan

10.7(1)	Series A Preferred Share Purchase Agreement made as of June 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities

10.8(1)	Investors’ Rights Agreement, dated June 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities

10.9(1)	Letter Agreement, dated November 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities

10.10(9)	Standard Form Modified Gross Office Lease, dated April 20, 2005, between The Irvine Company and the registrant

10.11(4)	Employment Agreement, dated November 1, 2004, by and between the registrant and James R. Johnson

10.12(6)	Change in Control Letter Agreement, dated January 17, 2006, by and between the registrant and Kenneth Horner

10.13(7)	Employment Letter Agreement, dated April 23, 2006, by and between the registrant and Douglas Lindroth

10.14(8)	Warrant to Purchase Common Stock, dated April 17, 2007, by and between the registrant and Sun Microsystems, Inc.

10.15(9)	Stand-alone Restricted Stock Unit Award Agreement dated April 27, 2006, by and between registrant and Doug Lindroth

10.16(9)	Amendment to Stand-alone Restricted Stock Unit Award Agreement dated April 24, 2008, by and between registrant and Doug Lindroth

10.17	Change in Control Letter Agreement, dated July 24, 2007, by and between the registrant and Dan Woodward

10.18(10)	Employment Letter Agreement, dated August 20, 2008, by and between the registrant and Steven R. Martin

10.19(10)	Change in Control Letter Agreement, dated August 20, 2008, by and between the registrant and Steven R. Martin

21.1(2)	Subsidiaries of the registrant

Exhibit No.	Description of Documents
23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accountants

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James R. Johnson

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven Martin

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on June 30, 2004.
(2)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 20-F filed on June 26, 2003.
(3)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Registration Statement on Form S- 8 (No. 333-109390) filed on October 2, 2003.
(4)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on November 2, 2004.
(5)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on November 18, 2005.
(6)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on January 23, 2006.
(7)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on April 27, 2006.
(8)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on April 24, 2007.
(9)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on August 6, 2008.
(10)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on August 26, 2008.