Form 10-Q
period 2008-06-30
BAKBONE SOFTWARE INC
filed 2009-02-03
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission file number 000-12230

BAKBONE SOFTWARE INCORPORATED

(Exact name of Registrant as specified in its charter)

Canada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9540 Towne Centre Drive, Suite 100 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 450-9009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 23, 2009 there were approximately 64,632,793 shares of the registrant’s common stock outstanding.

BAKBONE SOFTWARE INCORORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,596	$9,496
Restricted cash	371	598
Accounts receivable, less allowances for doubtful accounts and sales returns of $169 at June 30, 2008 and $77 at March 31, 2008	9,891	12,449
Prepaid expenses	1,048	1,366
Other assets	319	414

Total current assets	21,225	24,323
Property and equipment, at cost	7,358	6,970
Less accumulated depreciation	(3,677)	(3,412)

Property and equipment, net	3,681	3,558
Intangible assets, net	1,083	1,177
Goodwill	7,615	7,615
Other assets	1,104	1,167

Total assets	$34,708	$37,840

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,780	$3,118
Accrued liabilities, including an allowance for sales returns of $48 at March 31, 2008	6,554	6,833
Current portion of deferred revenue	43,861	44,890

Total current liabilities	53,195	54,841
Deferred revenue, excluding current portion	51,260	51,810
Other liabilities	1,286	1,418

Total liabilities	105,741	108,069

Commitments and contingencies (Note 4)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000,000 shares authorized at June 30, 2008 and March 31, 2008, 18,000,000 shares issued and outstanding at June 30, 2008 and March 31, 2008, liquidation preference of $26,704 and $26,388, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 64,632,793 and 64,542,358 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	152,218	152,047
Accumulated deficit	(229,661)	(226,509)
Accumulated other comprehensive loss	(4,750)	(6,927)

Total shareholders’ deficit	(71,033)	(70,229)

Total liabilities and shareholders’ deficit	$34,708	$37,840

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share data)

(Unaudited)

	Three months ended June 30,
	2008	2007
Revenues, net	$13,671	$11,575
Cost of revenues	1,759	1,418

Gross profit	11,912	10,157

Operating expenses:
Sales and marketing	7,520	8,014
Research and development	3,037	2,511
General and administrative	3,925	4,218

Total operating expenses	14,482	14,743

Operating loss	(2,570)	(4,586)
Interest income	37	33
Interest expense	(37)	(56)
Realized gain on sale of marketable securities	—	189
Foreign exchange loss, net	(499)	(557)
Other expense, net	(3)	(5)

Loss before income taxes	(3,072)	(4,982)
Provision for income taxes	80	33

Net loss	$(3,152)	$(5,015)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.08)

Weighted-average common shares outstanding:
Basic and diluted	64,605,961	64,542,358

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,152)	$(5,015)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	400	424
Loss on disposal of capital assets	11	1
Stock-based compensation	107	1,460
Operating expenses funded by financing arrangement	—	88
Gain on sale of available-for-sale securities	—	(189)
Changes in assets and liabilities:
Accounts receivable	2,950	998
Prepaid expenses and other assets	898	756
Accounts payable	(21)	(277)
Accrued and other liabilities	(16)	(432)
Deferred revenue	(178)	902

Net cash provided by (used in) operating activities	999	(1,284)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	—	207
Capital expenditures	(634)	(194)
Release of restricted cash	227	—

Net cash (used in) provided by investing activities	(407)	13

Cash flows from financing activities:
Payments on capital lease obligations	(94)	(91)
Payments on long term debt obligations	(112)	(109)

Net cash used in financing activities	(206)	(200)

Effect of exchange rate changes on cash and cash equivalents	(286)	(161)

Net increase (decrease) in cash and cash equivalents	100	(1,632)
Cash and cash equivalents, beginning of period	9,496	10,679

Cash and cash equivalents, end of period	$9,596	$9,047

Cash paid during the period for:
Interest	$24	$35
Income taxes	$65	$39
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital leases	$90	$4
Capital expenditures included in accounts payable at end of period	$79	$43

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The Company

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

2.	Basis of Presentation

The accompanying consolidated balance sheets at June 30, 2008, the consolidated statements of operations for the three months ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the three months ended June 30, 2008 and 2007, have been prepared by the Company and have not been audited. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and the guidance in Article 10 of Regulation S-X. Accordingly, since they are interim financial statements, the accompanying unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates and reports using a fiscal year end of March 31.

3.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

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

Sales incentives or other consideration given by the Company to its customers are accounted for in accordance with EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”). In accordance with EITF 01-9, sales incentives and other consideration that are considered adjustments of the selling price of the Company’s products, such as rebates, are generally reflected as reductions to revenue. In the three months ended June 30, 2007, the Company issued warrant consideration to a reseller of its products, a portion of which vested during the same period. In accordance with EITF 01-9, the fair value of the vested warrants was classified as an expense based on the specific facts and circumstances. The fair value of the vested warrant is included in sales and marketing expense in the consolidated statement of operations for the three months ended June 30, 2007.

Deferred Revenue

Deferred revenue represents software license, maintenance contract and professional services bookings on sales through both the VAR and OEM channels, net of recognized revenue amounts. A majority of the Company’s sales transactions are deferred and recognized over the applicable period, generally three to five years. The following table provides detail of the change in deferred revenue balances for the three months ended June 30, 2008 (in thousands):

Deferred revenue balance at March 31, 2008	$96,700
Current period bookings deferred into subsequent periods	13,488
Current period revenue from prior period bookings	(12,806)
Foreign exchange impact	(2,261)

Deferred revenue balance at June 30, 2008	$95,121

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net loss, unrealized gain on available-for-sale securities and foreign currency translation adjustments. Comprehensive loss for the three months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,
	2008	2007
Net loss	$(3,152)	$(5,015)
Unrealized gain on available-for-sale securities	—	327
Reclassification of unrealized gain on sale of available-for-sale securities	—	(189)
Foreign currency translation adjustment	2,177	1,076

Total comprehensive loss	$(975)	$(3,801)

The foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the Company’s reporting currency. During the three months ended June 30, 2008, the current period increase of $2.2 million related primarily to the translation of the Company’s deferred revenue balances and was primarily the result of the strengthening of the U.S. dollar against the Japanese Yen.

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

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three months ended June 30,
	2008	2007
Stock options	5,738	5,739
Restricted stock units	186	300
Warrants	4,505	3,581
Series A convertible preferred stock	18,000	18,000

Total weighted average anti-dilutive instruments	28,429	27,620

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for the Company’s fiscal 2009. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to the Company’s fiscal 2010. The Company adopted this standard for financial assets and liabilities in the current year without any material impact to its consolidated financial statements. The Company is currently evaluating the impact that SFAS 157-2 will have on its consolidated financial statements and disclosures when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008 (or the Company’s fiscal year 2010). SFAS 160 could have a material impact on any noncontrolling interests transactions consummated in fiscal 2010 or future periods.

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

4.	Contingencies

In the normal course of business, the Company may be involved in various claims, negotiations and legal actions; however, as of June 30, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

5.	Shareholders’ Deficit

Amendment to Restricted Stock Unit Agreement

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

In April 2008, the Company entered into an amendment to the restricted stock unit award agreement. The amendment provides for the settlement of the first vesting tranche of the restricted stock unit award in a cash amount sufficient to satisfy the expected tax obligation of the grantee, with the residual value of the award to be settled in shares. Further, under the amendment, if the contingent cash-settlement conditions contained in the restricted stock unit award are not met on the vest dates of the second and third tranches of the award, these tranches will be settled in an amount of cash sufficient to satisfy the expected tax obligation of the grantee, with the residual value of the award to be settled in shares. Otherwise, the second and third tranches will be settled entirely in shares. The Company accounted for the amendment to the original award on the date of the modification by reclassifying the portion of the award that no longer contained a contingent cash-settlement feature from liability to equity.

During the three months ended June 30, 2008, 150,000 restricted stock units vested pursuant to the vesting conditions of the amended award. In connection with the vesting of the restricted stock units, the Company issued 90,435 shares. The remaining 59,565 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the amended award. A summary of the change in restricted stock unit awards during the three months ended June 30, 2008 is as follows:

Number of shares
Unvested at March 31, 2008	300,000
Awarded	—
Vested	(150,000)
Forfeited	—

Unvested at June 30, 2008	150,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures, made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and the audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended March 31, 2008. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: the success of our efforts to become current in our reporting with the SEC and Canadian securities administrators; the deteriorating economic and market conditions that lead to reduced spending on information technology products; competition in our target markets; potential capital needs; management of future growth and expansion; the development, implementation and execution of our Integrated Data Protection strategic vision; risk of third-party claims of infringement; protection of proprietary information; customer acceptance of our existing and newly introduced products and fee structures; the success of our brand development efforts; risks associated with strategic alliances; reliance on distribution channels; product concentration; the need to develop new and enhanced products; potential product defects; our ability to hire and retain qualified employees and key management personnel; risks associated with changes in domestic and international market conditions and the entry into and development of international markets for our products; and other factors identified elsewhere in this Quarterly Report and in our most recent reports on Forms 10-K and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

We primarily market and sell the complete NetVault product portfolio through an indirect global sales channel comprised of storage-focused resellers, distributors (collectively referred to as “VARs”) and original equipment manufacturers, or OEMs. Our sales teams engage in the selling of solutions with end user customers and provide them with multiple channels to most efficiently facilitate purchase of the required solution. Our end users consist of domestic and international businesses and organizations of all sizes and across numerous industries, as well as foreign and domestic government agencies and educational institutions. We currently operate in a single business segment, which is the NetVault product line, and have operations in three primary geographic regions: North America, Asia-Pacific, and EMEA, through three of our respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, and BakBone Software Ltd.

The following table summarizes consolidated revenues and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Three months ended June 30,
	2008	2007
Consolidated revenues, net	$13,671	$11,575
North America revenues	5,228	4,862
As a percentage of consolidated revenues	38%	42%
Asia-Pacific revenues	4,698	3,414
As a percentage of consolidated revenues	34%	29%
EMEA revenues	3,745	3,299
As a percentage of consolidated revenues	28%	29%

In addition, we had consolidated deferred revenue balances as follows (in thousands):

	As of June 30, 2008	As of March 31, 2008
Consolidated deferred revenue	$95,121	$96,700

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

We have also entered into multiple-element arrangements with certain OEM customers under which, in addition to providing software licenses and maintenance services, we make a commitment to the customer to provide unspecified future software products. As vendor specific objective evidence (“VSOE”) of fair value cannot be determined for the unspecified future software products, all sales amounts procured under these arrangements are initially deferred and subsequently recognized ratably over the arrangement period.

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

Research and development expenses consist primarily of salary and related costs for our worldwide engineering staff. We have engineering personnel in our Poole, United Kingdom and San Diego, California offices who are responsible for the development effort of NetVault products and our application plug-in modules.

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

Our provision for income taxes is comprised of federal, state, and foreign income taxes. Our federal, state and foreign income taxes relate to income generated in the various tax jurisdictions in which we do business. We also recognize estimated tax liabilities for any tax positions we have taken which are not more likely than not to be sustained upon examination by the applicable taxing authority. The final payment of the amounts related to these uncertainties may ultimately prove to be less than or greater than our estimate. If this occurs we would record either a benefit or a charge to our income tax provision.

Application of Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, valuation allowance for deferred tax assets, valuation of goodwill and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Goodwill

We have recorded goodwill in connection with the acquisitions we have completed in prior periods. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review our goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and circumstances indicates the fair value of a reporting unit may be below its carrying amount. Significant management judgment is required in assessing the impairment of our goodwill. For segment reporting, we report our results of operations based on a single business segment which consists of our NetVault product line. SFAS 142 defines a reporting unit as an operating segment, or one unit below. For purposes of our annual goodwill impairment analysis, we divide our operating segment into reporting units, which are based on our geographic reporting entities: North America, Asia-Pacific, and EMEA. Events or changes in facts and circumstances that we consider as impairment indicators include but are not limited to the following:

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

Stock-Based Compensation Expense

Under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), stock-based compensation cost is estimated at the grant date based upon the fair-value of the award and is recognized as expense using the straight-line amortization method over the requisite service period of the award, which is normally the vesting period. For awards containing liability features, SFAS 123(R) requires that these awards be remeasured at each reporting date to fair-value. We estimate the fair value of stock options and warrants issued to a reseller using the Black-Scholes option pricing model, which requires the input of certain highly subjective assumptions, including expected stock price volatility, expected term and expected forfeiture rates. A small change in the estimates used can result in a relatively large change in the estimated fair-value. We established the assumption for expected stock price volatility based on our historical stock price volatility. The expected term assumption for stock options was developed based on historical experience and projected exercise behavior, while the expected term assumption for the warrant issued to a reseller was based upon the contractual term of the warrant. We estimate forward-looking forfeiture rates based upon our historical forfeiture experience.

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

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2008 and 2007.

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

The following summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2008	2007
Consolidated revenues, net	$13,671	$11,575
Increase over same period of prior year	18%
VAR revenues, net	$11,327	$9,256
Increase over same period of prior year	22%
OEM revenues, net	$2,344	$2,319
Increase over same period of prior year	1%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2008	2007
North America	$3,686	$3,287
Increase over same period of prior year	12%
Asia-Pacific	$4,304	$2,982
Increase over same period of prior year	44%
EMEA	$3,337	$2,987
Increase over same period of prior year	12%
Consolidated	$11,327	$9,256
Increase over same period of prior year	22%

In North America, VAR revenues increased by $0.4 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase in revenues was primarily due to increased license and maintenance bookings in prior periods and increased maintenance bookings in the current period. License bookings were relatively flat period-over-period.

In Asia-Pacific, VAR revenues increased $1.3 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase in revenues was due to increased license and maintenance bookings in both prior and current periods. The increase in bookings was primarily due to increased market penetration in Japan, China and Korea.

In EMEA, VAR revenues increased $0.4 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The increase in revenues was due to increased license and maintenance bookings in both prior and current periods.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2008	2007
North America	$1,542	$1,575
(Decrease) over same period of prior year	(2%)
Asia-Pacific	$394	$432
(Decrease) over same period of prior year	(9%)
EMEA	$408	$312
Increase over same period of prior year	31%
Consolidated	$2,344	$2,319
Increase over same period of prior year	1%

OEM revenues in North America and Asia-Pacific decreased primarily due to a decrease in current and prior period bookings from one of our OEM customers. During fiscal 2003 and 2004 we had significant bookings related to this OEM customer, which were fully recognized as revenue prior to the first quarter of fiscal 2009. OEM revenue in EMEA increased as a result of an increase in current and prior period bookings, primarily from one of our OEM customers.

Bookings. Included below is an informational table summarizing VAR and OEM bookings by geographic region, as well as the percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2008	2007
North America	$4,940	$5,762
(Decrease) over same period of prior year	(14%)
Asia-Pacific	$4,819	$3,574
Increase over same period of prior year	35%
EMEA	$4,594	$3,737
Increase over same period of prior year	23%
Consolidated	$14,353	$13,073
Increase over same period of prior year	10%

Cost of revenues

Cost of revenues for the three months ended June 30, 2008 and 2007 totaled $1.8 million and $1.4 million, respectively. The increase in cost of revenues during the three months ended June 30, 2008 was due primarily to increased headcount and third-party professional service expenses.

Sales and marketing expenses

Sales and marketing expenses decreased $0.5 million, or 6%, to $7.5 million for the three months ended June 30, 2008, from $8.0 million for the three months ended June 30, 2007. During the three months ended June 30, 2007, we recorded stock-based compensation expense of $1.3 million related to a one-time charge for a warrant that was issued to a reseller in connection with a development and licensing arrangement. During the three months ended June 30, 2008 we experienced a $0.7 million increase in payroll expensed as a result of increased headcount and a $0.1 million increase in marketing program activities, which partially offset the decrease in stock-based compensation expense.

Research and development expenses

Research and development expenses increased $0.5 million, or 21% to $3.0 million for the three months ended June 30, 2008, from $2.5 million for the three months ended June 30, 2007. The increase was primarily attributable to a $0.5 million increase in payroll expenses as a result of increased headcount.

General and administrative expenses

General and administrative expenses decreased $0.3 million, or 7%, to $3.9 million for the three months ended June 30, 2008, from $4.2 million for the three months ended June 30, 2007. The decrease was primarily attributable to a $0.2 million decrease in accounting and professional services fees and a $0.1 million decrease in payroll related expenses. During both the three months ended June 30, 2008 and 2007 we incurred significant accounting and professional fees related to the restatement of our financial statements and the completion of our fiscal 2006 Annual Report.

Realized gain on sale of available-for-sale securities

During the three months ended June 30, 2007, we sold marketable securities which were classified as available-for-sale investments, generating a realized gain of $0.2 million.

Foreign exchange (loss) gain, net

During the three months ended June 30, 2008 and 2007, we recorded net foreign exchange losses of $0.5 million and $0.6 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended June 30, 2008 and 2007, we recorded significant foreign exchange losses, primarily related to the impact of the weakening of the Japanese Yen against the U.S. dollar and the British pound on intercompany balances.

Provision for income taxes

During the three months ended June 30, 2008 and 2007, we recorded provisions for income taxes of $80,000 and $33,000, respectively. During both periods we recorded tax expense related to income generated in certain tax jurisdictions in which we do business. The increase in the provision for income tax during the three months ended June 30, 2008 was due primarily to the growth of our business in the EMEA and Asia-Pacific regions, where an increase in sales activity lead to income tax obligations in certain jurisdictions.

We have incurred consolidated pre-tax losses during the three month periods ended June 30, 2008 and 2007, and have incurred operating losses in all periods prior to fiscal 2008. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes during these periods.

Liquidity and Capital Resources

As of June 30, 2008, we had $9.6 million of cash and cash equivalents and $32.0 million in negative working capital, or $11.9 million in positive working capital after excluding the current portion of deferred revenue, as compared to $9.5 million of cash and cash equivalents and $30.5 million in negative working capital, or $14.4 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2008. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash provided by operating activities was $1.0 million during the three months ended June 30, 2008, compared to net cash used in operating activities of $1.3 million for the three months ended June 30, 2007. Net cash provided by operating activities during the three months ended June 30, 2008, was the result of a decrease in net loss as well as an increase in cash collections. During fiscal 2008, we experienced a higher percentage of bookings during the fourth quarter, which were subsequently collected during the three months ended June 30, 2008.

Investing Activities

Net cash used in investing activities was $0.4 million for the three months ended June 30, 2008, compared to net cash provided by investing activities of $13,000 for the three months ended June 30, 2007. Capital expenditures were $0.6 million during the three months ended June 30, 2008 compared to $0.2 million during the three months ended June 30, 2007. During the three months ended June 30, 2008, $0.2 million of our restricted cash balance was released from the related pledged deposit account. During the three months ended June 30, 2007, we received cash of $0.2 million upon the sale of available-for-sale securities

Financing Activities

During the three months ended June 30, 2008 and 2007, net cash used in financing activities of $0.2 million consisted of payments on capital lease and long term debt obligations.

Factors That May Affect Future Financial Condition and Liquidity

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt and operating and capital leases, all of which are currently expected to be funded through existing working capital. Aside from these recurring operating expenses, we expect to incur approximately $0.7 million in capital expenditures through the remainder of fiscal 2009.

During the first two quarters of fiscal 2009, we have experienced a decrease in bookings as a result of the deteriorating economic and industry conditions as well as other financial and business factors, many of which are beyond our control. As a result, we have taken measures to reduce our operating costs. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report. We believe that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening of the credit markets, general economic conditions, our SEC filing delinquencies and other economic and business factors, such financing may not be available to us on acceptable terms or at all.

Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K .

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities and information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. The provisions of SFAS 157 are effective for financial statements issued for the Company’s fiscal 2009. In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to the Company’s fiscal 2010. The Company adopted this standard for financial assets and liabilities in the current year without any material impact to its consolidated financial statements. The Company is currently evaluating the impact that SFAS 157-2 will have on its consolidated financial statements and disclosures when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS 160 provides reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008 (or the Company’s fiscal year 2010). SFAS 160 could have a material impact on any noncontrolling interests transactions consummated in fiscal 2010 or future periods.

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

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 62% and 58% of our total revenue for the three months ended June 30, 2008 and 2007, respectively. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2008. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective because of the existence of material weaknesses, as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Changes in Internal Control over Financial Reporting

During fiscal 2007 and 2008 and the first quarter of fiscal 2009 we implemented several remediation measures in response to the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. These remediation measures are described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Due to the demands on our personnel related to the restatement process and the process of preparing our delinquent filings we have been unable to monitor these remediation measures to ensure that they were in place for a sufficient period of time and operating effectively. As of the date of this Quarterly Report, our remediation efforts continue related to each of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Significant resources continue to be required in order to fully address these material weaknesses. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Other than our remediation efforts described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, there were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors described below, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to Our SEC Filing Delinquencies

We have experienced, and may continue to experience, significant delays in the filing of our periodic reports with the SEC, which could have a material adverse effect on us.

We have experienced significant delays in filing our restated financial statements for fiscal 2004 and our financial statements for subsequent fiscal and interim periods to date, including the filing of this Quarterly Report for the period ended June 30, 2008. As a result of the delays in the filing of our periodic reports, we are subject to restrictions regarding the registration and issuance of our securities under U.S. federal, state, and Canadian securities laws. In addition, our ability to raise capital through debt and equity offerings is subject to our timely filing of periodic reports with the SEC, and our failure to file such reports on a timely basis effectively precludes us from raising capital through debt and equity offerings at this time. Continued delays in the filing of our periodic reports could also result in the SEC bringing an enforcement action against us. Further, our board of directors has determined not to issue equity awards to our employees or allow them to exercise their outstanding stock options. Delays could impact our ability to attract and retain employees. As a result, continued delays in the filing of our periodic reports with the SEC could adversely affect our business, results of operations, financial condition and cash flows.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As discussed in Item 4 of Part I of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, we have in the past identified material weaknesses in our internal controls and procedures, including in connection with the preparation of our financial statements for the period ended June 30, 2008. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the period. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date or any future measures may not remediate the material weaknesses discussed in this Quarterly Report as we expect.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Articles of Continuance of the registrant

3.2(1)	Bylaws, as amended, of the registrant

10.1(2)	Amendment to Stand-alone Restricted Stock Unit Award Agreement dated April 24, 2008, by and between registrant and Doug Lindroth

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on June 30, 2004.

(2)	Previously with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on August 6, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKBONE SOFTWARE INCORPORATED

Dated: February 2, 2009	/s/ JAMES R. JOHNSON
James R. Johnson
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 2, 2009	/s/ STEVEN R. MARTIN
Steven R. Martin
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)