Form 10-Q
period 2008-09-30
BAKBONE SOFTWARE INC
filed 2009-02-03
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

BAKBONE SOFTWARE INCORORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,118	$9,496
Restricted cash	338	598
Accounts receivable, less allowances for doubtful accounts and sales returns of $162 at September 30, 2008 and $77 at March 31, 2008	8,795	12,449
Prepaid expenses	813	1,366
Other assets	275	414

Total current assets	18,339	24,323
Property and equipment, at cost	7,387	6,970
Less accumulated depreciation	(3,926)	(3,412)

Property and equipment, net	3,461	3,558
Intangible assets, net	989	1,177
Goodwill	7,615	7,615
Other assets	1,071	1,167

Total assets	$31,475	$37,840

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,865	$3,118
Accrued liabilities, including an allowance for sales returns of $48 at March 31, 2008	6,223	6,833
Current portion of deferred revenue	43,339	44,890

Total current liabilities	51,427	54,841
Deferred revenue, excluding current portion	49,990	51,810
Other liabilities	1,137	1,418

Total liabilities	102,554	108,069

Commitments and contingencies (Note 4)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000,000 shares authorized at September 30, 2008 and March 31, 2008, 18,000,000 shares issued and outstanding at September 30, 2008 and March 31, 2008, liquidation preference of $26,007 and $26,388, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 64,632,793 and 64,542,358 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	152,288	152,047
Employee benefit trust	13	—
Accumulated deficit	(231,498)	(226,509)
Accumulated other comprehensive loss	(3,042)	(6,927)

Total shareholders’ deficit	(71,079)	(70,229)

Total liabilities and shareholders’ deficit	$31,475	$37,840

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Revenues, net	$13,587	$12,522	$27,258	$24,097
Cost of revenues	1,786	1,495	3,545	2,913

Gross profit	11,801	11,027	23,713	21,184

Operating expenses:
Sales and marketing	6,662	6,491	14,182	14,505
Research and development	2,741	2,496	5,778	5,007
General and administrative	4,322	3,665	8,247	7,883

Total operating expenses	13,725	12,652	28,207	27,395

Operating loss	(1,924)	(1,625)	(4,494)	(6,211)
Interest income	19	45	56	78
Interest expense	(33)	(55)	(70)	(111)
Realized gain on sale of marketable securities	—	237	—	426
Foreign exchange gain (loss), net	148	429	(351)	(128)
Other income (expense), net	8	(6)	5	(11)

Loss before income taxes	(1,782)	(975)	(4,854)	(5,957)
Provision for income taxes	55	22	135	55

Net loss	$(1,837)	$(997)	$(4,989)	$(6,012)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.09)

Weighted-average common shares outstanding:
Basic and diluted	64,632,793	64,542,358	64,619,450	64,542,358

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,989)	$(6,012)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	815	853
Loss on disposal of capital assets	11	8
Stock-based compensation	195	1,539
Operating expenses funded by financing arrangement	—	88
Gain on sale of available-for-sale securities	—	(426)
Changes in assets and liabilities:
Accounts receivable	4,139	467
Prepaid expenses and other assets	1,372	507
Accounts payable	(267)	(1,039)
Accrued and other liabilities	(105)	(1,072)
Deferred revenue	(872)	3,019

Net cash provided by (used in) operating activities	299	(2,068)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	—	467
Capital expenditures	(901)	(359)
Release of restricted cash	227	—

Net cash (used in) provided by investing activities	(674)	108

Cash flows from financing activities:
Payments on capital lease obligations	(157)	(182)
Payments on long term debt obligations	(226)	(229)

Net cash used in financing activities	(383)	(411)

Effect of exchange rate changes on cash and cash equivalents	(620)	90

Net decrease in cash and cash equivalents	(1,378)	(2,281)
Cash and cash equivalents, beginning of period	9,496	10,679

Cash and cash equivalents, end of period	$8,118	$8,398

Cash paid during the period for:
Interest	$43	$65
Income taxes	$174	$63
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital leases	$90	$4
Capital expenditures included in accounts payable at end of period	$14	$91

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

The accompanying consolidated balance sheets at September 30, 2008, the consolidated statements of operations for the three and six months ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the six months ended September 30, 2008 and 2007, have been prepared by the Company and have not been audited. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K.

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

Sales incentives or other consideration given by the Company to its customers are accounted for in accordance with EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”). In accordance with EITF 01-9, sales incentives and other consideration that are considered adjustments of the selling price of the Company’s products, such as rebates, are generally reflected as reductions to revenue. In the six months ended September 30, 2007, the Company issued warrant consideration to a reseller of its products, a portion of which vested during the same period. In accordance with EITF 01-9, the fair value of the vested warrants was classified as an expense based on the specific facts and circumstances. This fair value of the vested warrants is included in sales and marketing expense in the consolidated statement of operations for the six months ended September 30, 2007.

Deferred Revenue

Deferred revenue represents software license, maintenance contract and professional services bookings on sales through both the VAR and OEM channels, net of recognized revenue amounts. A majority of the Company’s sales transactions are deferred and recognized over the applicable period, generally three to five years. The following table provides detail of the change in deferred revenue balances for six months ended September 30, 2008 (in thousands):

Deferred revenue balance at March 31, 2008	$96,700
Current period bookings deferred into subsequent periods	26,534
Current period revenue from prior period bookings	(25,489)
Foreign exchange impact	(4,416)

Deferred revenue balance at September 30, 2008	$93,329

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net loss, unrealized gain on available-for-sale securities and foreign currency translation adjustment. Comprehensive loss for the three and six months ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Net loss	$(1,837)	$(997)	$(4,989)	$(6,012)
Unrealized gain on available-for-sale securities	—	46	—	373
Reclassification of unrealized gain on sale of available-for-sale securities	—	(237)	—	(426)
Foreign currency translation adjustment	1,708	(2,074)	3,885	(998)

Total comprehensive loss	$(129)	$(3,262)	$(1,104)	$(7,063)

The foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the Company’s reporting currency. During the three months ended September 30, 2008 and 2007, the foreign currency translation increase of $1.7 million and decrease of $2.1 million, respectively, were related primarily to the translation of the Company’s deferred revenue balances and primarily the result of the U.S. dollar strengthening against the British pound during the three months ended September 30, 2008 and the U.S. dollar weakening against the Japanese Yen during the three months ended September 30, 2007. During the six months ended September 30, 2008, the foreign currency translation increase of $3.9 million was primarily related to the translation of the Company’s deferred revenue balances and primarily the result of the strengthening of the U.S. dollar against the Japanese Yen and British pound.

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

The following table summarizes potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Stock options	5,738	5,738	5,738	5,739
Restricted stock units	150	300	168	300
Warrants	4,505	4,505	4,505	4,046
Series A convertible preferred stock	18,000	18,000	18,000	18,000

Total anti-dilutive instruments	28,393	28,543	28,411	28,085

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

In the normal course of business, the Company may be involved in various claims, negotiations and legal actions; however, as of September 30, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

During the six months ended September 30, 2008, 150,000 restricted stock units vested pursuant to the vesting conditions of the amended award. In connection with the vesting of the restricted stock units, the Company issued 90,435 shares. The remaining 59,565 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the amended award. A summary of the change in restricted stock unit awards during the six months ended September 30, 2008 is as follows:

Number of shares
Unvested at March 31, 2008	300,000
Awarded	—
Vested	(150,000)
Forfeited	—

Unvested at September 30, 2008	150,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table summarizes consolidated revenues and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2008	2007	2008	2007
Consolidated revenues, net	$13,587	$12,522	$27,258	$24,097
North America	5,279	4,943	10,508	9,805
As a percentage of consolidated revenues	39%	39%	39%	41%
Asia-Pacific	4,692	3,976	9,389	7,390
As a percentage of consolidated revenues	34%	32%	34%	31%
EMEA	3,616	3,603	7,361	6,902
As a percentage of consolidated revenues	27%	29%	27%	28%

In addition, we had consolidated deferred revenue balances as follows (in thousands):

	As of September 30, 2008	As of March 31, 2008
Consolidated deferred revenue	$93,329	$96,700

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

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2008 and 2007

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

The following summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2008	2007
Consolidated revenues, net	$13,587	$12,522
Increase over same period of prior year	9%
VAR revenues	$11,310	$10,116
Increase over same period of prior year	12%
OEM revenues	$2,277	$2,406
(Decrease) over same period of prior year	(5%)

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2008	2007
North America	$3,778	$3,368
Increase over same period of prior year	12%
Asia-Pacific	$4,312	$3,526
Increase over same period of prior year	22%
EMEA	$3,220	$3,222
Increase over same period of prior year	0%
Consolidated	$11,310	$10,116
Increase over same period of prior year	12%

In North America, VAR revenues increased by $0.4 million during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase in revenues was primarily due to increased license and maintenance bookings in prior periods and increased maintenance bookings in the current period. License bookings declined during the current period.

In Asia-Pacific, VAR revenues increased $0.8 million during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The increase in revenues was due to increased license and maintenance bookings in both prior and current periods as a result of increase market penetration in Japan, China and Korea.

In EMEA, VAR revenues remained consistent during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. During the three months ended September 30, 2008, both license and maintenance bookings increased. However, the increase in revenue related to current period bookings was offset by a decrease in revenue related to prior period bookings.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2008	2007
North America	$1,501	$1,575
(Decrease) over same period of prior year	(5%)
Asia-Pacific	$380	$450
(Decrease) over same period of prior year	(16%)
EMEA	$396	$381
Increase over same period of prior year	4%
Consolidated	$2,277	$2,406
(Decrease) over same period of prior year	(5%)

OEM revenues in North America and Asia-Pacific decreased primarily due to a decrease in current and prior period bookings from one of our OEM customers. During fiscal 2003 and 2004 we had significant bookings related to this OEM customer, which were fully recognized as revenue prior to the first quarter of fiscal 2009. OEM revenue in EMEA increased slightly as a result of an increase in current and prior period bookings, primarily related to one of our OEM customers.

Bookings. Included below is an informational table summarizing VAR and OEM bookings by geographic region, as well as the percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2008	2007
North America	$4,943	$4,788
Increase over same period of prior year	3%
Asia-Pacific	$4,669	$4,563
Increase over same period of prior year	2%
EMEA	$4,338	$4,180
Increase over same period of prior year	4%
Consolidated	$13,950	$13,531
Increase over same period of prior year	3%

Cost of revenues

Cost of revenues for the three months ended September 30, 2008 and 2007 totaled $1.8 million and $1.5 million, respectively. The increase in cost of revenues during the three months September 30, 2008 was due primarily to increased headcount and to third-party professional service expenses.

Sales and marketing expenses

Sales and marketing expenses increased $0.2 million, or 3%, to $6.7 million for the three months ended September 30, 2008, from $6.5 million for the three months ended September 30, 2007. The increase was primarily due to a $0.2 million increase in payroll expenses as a result of increased headcount.

Research and development expenses

Research and development expenses increased $0.2 million, or 10%, to $2.7 million for the three months ended September 30, 2008, from $2.5 million for the three months ended September 30, 2007. The increase was primarily attributable to a $0.4 million increase in payroll expenses as a result of increased headcount, which was partially offset by a $0.2 million decrease in expense related to outsourced research and development activities.

General and administrative expenses

General and administrative expenses increased $0.7 million, or 18%, to $4.3 million for the three months ended September 30, 2008, from $3.7 million for the three months ended September 30, 2007. The increase was primarily attributable to a $0.4 million increase in accounting and professional service fees and a $0.4 million increase in payroll expenses as a result of an increased headcount. During both the three months ended September 30, 2008 and 2007 we incurred significant accounting and professional service fees related to the restatement of our financial statements and the completion of our fiscal 2006 Annual Report.

Realized gain on sale of available-for-sale securities

During the three months ended September 30, 2007, we sold marketable securities which were classified as available-for-sale investments, generating a realized gain of $0.2 million.

Foreign exchange gain (loss), net

During the three months ended September 30, 2008 and 2007, we recorded net foreign exchange gains of $0.1 million and $0.4 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended September 30, 2008, we recorded foreign exchange gains, primarily related to foreign currency transactions in our foreign subsidiaries. During the three months ended September 30, 2007, we recorded significant foreign exchange gains, primarily related to the impact of the strengthening of the Japanese Yen against the U.S. dollar and the British pound on intercompany balances.

Provision for income taxes

During the three months ended September 30, 2008 and 2007, we recorded provisions for income taxes of $55,000 and $22,000, respectively. During both periods we recorded tax expense related to income generated in certain tax jurisdictions in which we do business. The increase in the provision for income tax during the three months ended September 30, 2008 was due primarily to the growth of our business in the EMEA and Asia-Pacific regions, where an increase in sales activity lead to income tax obligations in certain jurisdictions.

We have incurred consolidated pre-tax losses during the three month periods ended September 30, 2008 and 2007, and have incurred operating losses in all periods prior to fiscal 2008. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes during these periods.

Comparison of Results for the Six Months Ended September 30, 2008 and 2007

Revenues

The following summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2008	2007
Consolidated revenues, net	$27,258	$24,097
Increase over same period of prior year	13%
VAR revenues	$22,638	$19,372
Increase over same period of prior year	17%
OEM revenues	$4,620	$4,725
(Decrease) over same period of prior year	(2%)

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2008	2007
North America	$7,465	$6,655
Increase over same period of prior year	12%
Asia-Pacific	$8,615	$6,508
Increase over same period of prior year	32%
EMEA	$6,558	$6,209
Increase over same period of prior year	6%
Consolidated	$22,638	$19,372
Increase over same period of prior year	17%

In North America, VAR revenues increased by $0.8 million during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007. The increase in revenues was primarily due to increased license and maintenance bookings in prior periods and to increased maintenance bookings in the current period. License bookings decreased during the six months ended September 30, 2008.

In Asia-Pacific, VAR revenues increased $2.1 million during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007. The increase in revenues was due to increased license and maintenance bookings in both prior and current periods as a result of market penetration in Japan, China and Korea.

In EMEA, VAR revenues increased by $0.3 million during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007. During the six months ended September 30, 2008, both license and maintenance bookings increased. However, the increase in revenue related to current period bookings was partially offset by a decrease in revenue related to prior period bookings.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2008	2007
North America	$3,043	$3,150
(Decrease) over same period of prior year	(3%)
Asia-Pacific	$774	$882
(Decrease) over same period of prior year	(12%)
EMEA	$803	$693
Increase over same period of prior year	16%
Consolidated	$4,620	$4,725
(Decrease) over same period of prior year	(2%)

OEM revenues in North America and Asia-Pacific decreased primarily due to a decrease in current and prior period bookings related to one of our OEM customers. During fiscal 2003 and 2004 we had significant bookings related to this OEM customer, which were fully recognized as revenue prior to the first quarter of fiscal 2009. OEM revenue in EMEA increased slightly as a result of an increase in current and prior period bookings related to one of our OEM customers.

Bookings. Included below is an informational table summarizing VAR and OEM bookings by geographic region, as well as the percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2008	2007
North America	$9,883	$10,550
(Decrease) over same period of prior year	(6%)
Asia-Pacific	$9,487	$8,137
Increase over same period of prior year	17%
EMEA	$8,933	$7,917
Increase over same period of prior year	13%
Consolidated	$28,303	$26,604
Increase over same period of prior year	6%

Cost of revenues

Cost of revenues for the six months ended September 30, 2008 and 2007 totaled $3.5 million and $2.9 million, respectively. The increase in cost of revenues during the six months September 30, 2008 was due primarily to increased headcount and to third-party professional service expenses.

Sales and marketing expenses

Sales and marketing expenses decreased $0.3 million, or 2%, to $14.2 million for the six months ended September 30, 2008, from $14.5 million for the six months ended September 30, 2007. During the six months ended September 30, 2007, we recorded stock-based compensation expense of $1.3 million related to a one-time charge for a warrant that was issued to a reseller in connection with a development and licensing arrangement. During the six months ended September 30, 2008, we experienced a $0.8 million increase in payroll expenses as a result of increased headcount and a $0.2 million increase in marketing program activities, which partially offset the decrease in stock-based compensation expense.

Research and development expenses

Research and development expenses increased $0.8 million, or 15%, to $5.8 million for the six months ended September 30, 2008, from $5.0 million for the six months ended September 30, 2007. The increase was primarily attributable to a $0.9 million increase in payroll expenses as a result of increased headcount, which was partially offset by a $0.2 million decrease in expense related to outsourced research and development activities.

General and administrative expenses

General and administrative expenses increased $0.4 million, or 5%, to $8.2 million for the six months ended September 30, 2008, from $7.9 million for the six months ended September 30, 2007. The increase was primarily attributable to $0.3 million increase in payroll expenses and other employee-related costs and a $0.2 million increase in accounting and professional services fees. During both the six months ended September 30, 2008 and 2007 we incurred significant accounting and professional service fees related to the restatement of our financial statements and the completion of our fiscal 2006 Annual Report.

Realized gain on sale of available-for-sale securities

During the six months ended September 30, 2007, we sold marketable securities which were classified as available-for-sale investments, generating a realized gain of $0.4 million.

Foreign exchange (loss) gain, net

During the six months ended September 30, 2008 and 2007, we recorded net foreign exchange losses of $0.4 million and $0.1 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the six months ended September 30, 2008, we recorded foreign exchange losses, related to the impact of the weakening of the Japanese Yen against the U.S. dollar and the British pound on intercompany balances which were partially off-set by foreign exchange gains on foreign currency transactions in our foreign subsidiaries. The Japanese Yen weakened against the U.S. dollar and the British pound in the first quarter of fiscal 2008 and recovered against the same currencies in the second quarter of fiscal 2008, resulting in an insignificant net foreign exchange loss for the six months ended September 30, 2007.

Provision for income taxes

During the six months ended September 30, 2008 and 2007, we recorded provisions for income taxes of $135,000 and $55,000, respectively. During both periods we recorded tax expense related to income generated in certain tax jurisdictions in which we do business. The increase in the provision for income tax during the six months ended September 30, 2008 was due primarily to the growth of our business in the EMEA and Asia-Pacific regions, where an increase in sales activity lead to income tax obligations in certain jurisdictions.

We have incurred consolidated pre-tax losses during the six month periods ended September 30, 2008 and 2007, and have incurred operating losses in all periods prior to fiscal 2008. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes during these periods.

Liquidity and Capital Resources

As of September 30, 2008, we had $8.1 million of cash and cash equivalents and $33.1 million in negative working capital, or $10.3 million in positive working capital after excluding the current portion of deferred revenue, as compared to $9.5 million of cash and cash equivalents and $30.5 million in negative working capital, or $14.4 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2008. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash provided by operating activities was $0.3 million during the six months ended September 30, 2008, compared to net cash used in operating activities of $2.1 million for the six months ended September 30, 2007. Net cash provided by operating activities during the six months ended September 30, 2008, was the result of a decrease in net loss as well as an increase in cash collections. During fiscal 2008, we experienced a higher percentage of bookings during fiscal fourth quarter, which were subsequently collected during the six months ended September 30, 2008.

Investing Activities

Net cash used in investing activities was $0.7 million for the six months ended September 30, 2008 as compared to net cash provided by investing activities of $0.1 million for the six months ended September 30, 2007. Capital expenditures were $0.9 million during the six months ended September 30, 2008 compared to $0.4 million during the six months ended September 30, 2007. During the six months ended September 30, 2008, $0.2 million of our restricted cash balance was released from the related pledged deposit account. During the six months ended September 30, 2007, we received cash of $0.5 million upon the sale of available-for-sale securities

Financing Activities

During the six months ended September 30, 2008 and 2007, net cash used in financing activities of $0.4 million consisted of payments on capital lease and long term debt obligations.

Factors That May Affect Future Financial Condition and Liquidity

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt and operating and capital leases, all of which are currently expected to be funded through existing working capital. Aside from these recurring operating expenses, we expect to incur approximately $0.4 million in capital expenditures through the remainder of fiscal 2009.

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

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K .

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

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 61% of our total revenue for each of the three months ended September 30, 2008 and 2007, and 61% and 59% of our total revenues for the six months ended September 30, 2008 and 2007, respectively. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2008. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective because of the existence of material weaknesses, as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Changes in Internal Control over Financial Reporting

During fiscal 2007 and 2008 and the first two quarters of fiscal 2009 we implemented several remediation measures in response to the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. These remediation measures are described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Due to the demands on our personnel related to the restatement process and the process of preparing our delinquent filings we have been unable to monitor these remediation measures to ensure that they were in place for a sufficient period of time and operating effectively. As of the date of this Quarterly Report, our remediation efforts continue related to each of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Significant resources continue to be required in order to fully address these material weaknesses. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Other than our remediation efforts described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, there have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant delays in filing our restated financial statements for fiscal 2004 and our financial statements for subsequent fiscal periods to date, including the filing of this Quarterly Report for the period ended September 30, 2008. As a result of the delays in the filing of our periodic reports, we are subject to restrictions regarding the registration and issuance of our securities under U.S. federal, state, and Canadian securities laws. In addition, our ability to raise capital through debt and equity offerings is subject to our timely filing of periodic reports with the SEC, and our failure to file such reports on a timely basis effectively precludes us from raising capital through debt and equity offerings at this time. Continued delays in the filing of our periodic reports could also result in the SEC bringing an enforcement action against us. Further, our board of directors has determined not to issue equity awards to our employees or allow them to exercise their outstanding stock options. Delays could impact our ability to attract and retain employees. As a result, continued delays in the filing of our periodic reports with the SEC could adversely affect our business, results of operations, financial condition and cash flows.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As described in Item 4 of Part I of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, we have in the past identified material weaknesses in our internal controls and procedures, including in connection with the preparation of our financial statements for the period ended September 30, 2008. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the period. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date or any future measures may not remediate the material weaknesses discussed in this Quarterly Report as we expect.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Articles of Continuance of the registrant

3.2(1)	Bylaws, as amended, of the registrant

10.1(2)	Offer Letter to Steven R. Martin dated August 20, 2008

10.2(2)	Change in Control Agreement between the Company and Steven R. Martin dated August 20, 2008

10.3(2)	Indemnification Agreement between the Company and Steven R. Martin dated August 20, 2008

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on June 30, 2004.
(2)	Previously filed with the SEC as an exhibit to and incorporated by herein by reference from our Current Report on Form 8-K filed on August 26, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKBONE SOFTWARE INCORPORATED

DATE: February 2, 2009	/s/ JAMES R. JOHNSON
James R. Johnson
President and Chief Executive Officer (Principal Executive Officer)
DATE: February 2, 2009

/s/ STEVEN R. MARTIN
Steven R. Martin
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)