Form 10-Q
period 2008-12-31
BAKBONE SOFTWARE INC
filed 2009-02-09
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

BAKBONE SOFTWARE INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,504	$9,496
Restricted cash	269	598
Accounts receivable, less allowances for doubtful accounts and sales returns of $145 at December 31, 2008 and $77 at March 31, 2008	10,721	12,449
Prepaid expenses	1,082	1,366
Other assets	328	414

Total current assets	19,904	24,323
Property and equipment, at cost	7,291	6,970
Less accumulated depreciation	(4,236)	(3,412)

Property and equipment, net	3,055	3,558
Intangible assets, net	900	1,177
Goodwill	7,615	7,615
Other assets	1,053	1,167

Total assets	$32,527	$37,840

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,829	$3,118
Accrued liabilities, including an allowance for sales returns of $48 at March 31, 2008	6,798	6,833
Current portion of deferred revenue	44,188	44,890

Total current liabilities	52,815	54,841
Deferred revenue, excluding current portion	51,308	51,810
Other liabilities	966	1,418

Total liabilities	105,089	108,069

Commitments and contingencies (Note 4)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000,000 shares authorized at December 31, 2008 and March 31, 2008, 18,000,000 shares issued and outstanding at December 31, 2008 and March 31, 2008, liquidation preference of $22,094 and $26,388, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 64,632,793 and 64,542,358 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	152,336	152,047
Employee benefit trust	5	—
Accumulated deficit	(230,837)	(226,509)
Accumulated other comprehensive loss	(5,226)	(6,927)

Total shareholders’ deficit	(72,562)	(70,229)

Total liabilities and shareholders’ deficit	$32,527	$37,840

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share and share data)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Revenues, net	$14,348	$13,049	$41,606	$37,146
Cost of revenues	1,831	1,542	5,376	4,455

Gross profit	12,517	11,507	36,230	32,691

Operating expenses:
Sales and marketing	6,421	6,948	20,603	21,453
Research and development	2,647	2,396	8,425	7,403
General and administrative	4,485	3,418	12,732	11,301

Total operating expenses	13,553	12,762	41,760	40,157

Operating loss	(1,036)	(1,255)	(5,530)	(7,466)
Interest income	7	36	63	114
Interest expense	(33)	(51)	(103)	(162)
Realized gain on sale of marketable securities	—	229	—	655
Foreign exchange gain, net	1,822	472	1,471	344
Other expense, net	(5)	(1)	—	(12)

Income (loss) before income taxes	755	(570)	(4,099)	(6,527)
Provision for income taxes	94	38	229	93

Net income (loss)	$661	$(608)	$(4,328)	$(6,620)

Net income (loss) per common share:
Basic	$0.01	$(0.01)	$(0.07)	$(0.10)

Diluted	$0.01	$(0.01)	$(0.07)	$(0.10)

Weighted-average common shares outstanding:
Basic	64,610,293	64,542,358	64,616,387	64,542,358

Diluted	82,646,972	64,542,358	64,616,387	64,542,358

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,328)	$(6,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,252	1,263
Loss on disposal of capital assets	19	11
Stock-based compensation	229	1,663
Operating expenses funded by financing arrangement	59	88
Gain on sale of available-for-sale securities	—	(655)
Changes in assets and liabilities:
Accounts receivable	2,356	(1,777)
Prepaid expenses and other assets	1,172	151
Accounts payable	(541)	(1,528)
Accrued and other liabilities	(20)	(662)
Deferred revenue	(609)	5,412

Net cash used in operating activities	(411)	(2,654)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	—	709
Capital expenditures	(946)	(618)
Release of restricted cash	227	—

Net cash (used in) provided by investing activities	(719)	91

Cash flows from financing activities:
Payments on capital lease obligations	(186)	(270)
Payments on long term debt obligations	(419)	(309)

Net cash used in financing activities	(605)	(579)

Effect of exchange rate changes on cash and cash equivalents	(257)	182

Net decrease in cash and cash equivalents	(1,992)	(2,960)
Cash and cash equivalents, beginning of period	9,496	10,679

Cash and cash equivalents, end of period	$7,504	$7,719

Cash paid during the period for:
Interest	$64	$121
Income taxes	$217	$83

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital leases	$90	$4
Capital expenditures included in accounts payable at end of period	$15	$70

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

The accompanying consolidated balance sheets at December 31, 2008, the consolidated statements of operations for the three and nine months ended December 31, 2008 and 2007, and the consolidated statements of cash flows for the nine months ended December 31, 2008 and 2007, have been prepared by the Company and have not been audited. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K.

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

•

Collectability is Probable. Customers must meet collectability requirements pursuant to the Company’s credit policy. For contracts that do not meet the Company’s collectability criteria, fees earned are deferred initially and recognized in accordance with its revenue policy once payment is received from the customer.

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

Sales incentives or other consideration given by the Company to its customers are accounted for in accordance with EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”). In accordance with EITF 01-9, sales incentives and other consideration that are considered adjustments of the selling price of the Company’s products, such as rebates, are generally reflected as reductions to revenue. During the nine months ended December 31, 2007, the Company issued warrant consideration to a reseller of its products, a portion of which vested during the same period. In accordance with EITF 01-9, the fair value of the vested warrants was classified as an expense based on the specific facts and circumstances. This fair value of the vested warrants is included in sales and marketing expense in the consolidated statement of operations for the nine months ended December 31, 2007.

Deferred Revenue

Deferred revenue represents software license, maintenance contract and professional services bookings on sales through both the VAR and OEM channels, net of recognized revenue amounts. A majority of the Company’s sales transactions are deferred and recognized over the applicable period, generally three to five years. The following table provides detail of the change in deferred revenue balances for nine months ended December 31, 2008 (in thousands):

Deferred revenue balance at March 31, 2008	$96,700
Current period bookings deferred into subsequent periods	35,466
Current period revenue from prior period bookings	(33,228)
Foreign exchange impact	(3,442)

Deferred revenue balance at December 31, 2008	$95,496

Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net loss, unrealized gain on available-for-sale securities and foreign currency translation adjustment. Comprehensive loss for the three and nine months ended December 31, 2008 and 2007 is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Net income (loss)	$661	$(608)	$(4,328)	$(6,620)
Unrealized gain on available-for-sale securities	—	35	—	408
Reclassification of unrealized gain on sale of available-for-sale securities	—	(229)	—	(655)
Foreign currency translation adjustment	(2,184)	(729)	1,701	(1,727)

Total comprehensive loss	$(1,523)	$(1,531)	$(2,627)	$(8,594)

The foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the Company’s reporting currency. During the three months ended December 31, 2008, the foreign currency translation decrease of $2.2 million was related primarily to the translation of the Company’s assets and liabilities in its EMEA subsidiary. During the three months ended December 31, 2008, the balance sheet value of the Company’s EMEA subsidiary decreased as a result of the strengthening of the U.S. dollar against the British pound during the period. During the nine months ended December 31, 2008, the foreign currency translation increase of $1.7 million was primarily related to the translation of the Company’s assets and liabilities in its EMEA and Asia-Pacific subsidiaries. During the nine months ended December 31, 2008, the balance sheet value of the Company’s EMEA subsidiary decreased as a result of the strengthening of the U.S. dollar against the British pound. This decrease in value was partially off-set by an increase in the balance sheet value of the Company’s Asia-Pacific subsidiary as a result of the U.S. dollar weakening against the Japanese Yen.

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares and potential common shares outstanding during the period, except where the effect of including potential common shares would be anti-dilutive.

The following table summarizes potential common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Stock options	5,737	5,738	5,737	5,739
Restricted stock units	105	300	162	300
Warrants	4,505	4,505	4,505	4,199
Series A convertible preferred stock	—	18,000	18,000	18,000

Total anti-dilutive instruments	10,347	28,543	28,404	28,238

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 was effective November 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

4.	Commitments and Contingencies

In the normal course of business, the Company may be involved in various claims, negotiations and legal actions; however, as of December 31, 2008, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

During the nine months ended December 31, 2008, 150,000 restricted stock units vested pursuant to the vesting conditions of the amended award. In connection with the vesting of the restricted stock units, the Company issued 90,435 shares. The remaining 59,565 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the amended award. A summary of the change in restricted stock unit awards during the nine months ended December 31, 2008 is as follows:

Number of shares
Unvested at March 31, 2008	300,000
Awarded	—
Vested	(150,000)
Forfeited	—

Unvested at December 31, 2008	150,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures, made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and the audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended March 31, 2008. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: the success of our efforts to have the cease trade orders currently in effect in certain Canadian jurisdictions lifted; the deteriorating economic and market conditions that lead to reduced spending on information technology products; competition in our target markets; potential capital needs; management of future growth and expansion; the development, implementation and execution of our Integrated Data Protection strategic vision; risk of third-party claims of infringement; protection of proprietary information; customer acceptance of our existing and newly introduced products and fee structures; the success of our brand development efforts; risks associated with strategic alliances; reliance on distribution channels; product concentration; the need to develop new and enhanced products; potential product defects; our ability to hire and retain qualified employees and key management personnel; risks associated with changes in domestic and international market conditions and the entry into and development of international markets for our products; and other factors identified elsewhere in this Quarterly Report and in our most recent reports on Forms 10-K and 8-K. We undertake no obligation to revise or update any forward-looking statements for any reason.

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

The following table summarizes consolidated revenues and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2008	2007	2008	2007
Consolidated revenues, net	$14,348	$13,049	$41,606	$37,146
North America	5,518	5,019	16,025	14,824
As a percentage of consolidated revenues	39%	38%	39%	40%
Asia-Pacific	5,364	4,280	14,754	11,670
As a percentage of consolidated revenues	37%	33%	35%	31%
EMEA	3,466	3,750	10,827	10,652
As a percentage of consolidated revenues	24%	29%	26%	29%

In addition, we had consolidated deferred revenue balances as follows (in thousands):

	As of December 31, 2008	As of March 31, 2008
Consolidated deferred revenue	$95,496	$96,700

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

Cost of revenues consists of the direct cost of providing customer support, including payroll and other benefits of staff working in our customer support departments, as well as associated costs of computer equipment, telephone and other general costs necessary to maintain support for our end users. Also included in cost of revenues are third party software license royalties, third party professional service costs and the direct costs of products delivered to customers.

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

Research and development expenses consist primarily of salary and related costs for our worldwide engineering staff. We have engineering personnel in our Poole, United Kingdom and San Diego, California offices that are responsible for the development effort of NetVault products and our application plug-in modules.

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

•

Collectability is Probable. Customers must meet collectability requirements pursuant to our credit policy. For contracts that do not meet our collectability criteria, fees earned are deferred initially and recognized in accordance with our revenue policy once payment is received from the customer.

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

Results of Operations

Comparison of Results for the Three Months Ended December 31, 2008 and 2007

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

The following summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,
	2008	2007
Consolidated revenues, net	$14,348	$13,049
Increase over same period of prior year	10%
VAR revenues	$11,696	$10,627
Increase over same period of prior year	10%
OEM revenues	$2,652	$2,422
Increase over same period of prior year	10%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,
	2008	2007
North America	$3,894	$3,494
Increase over same period of prior year	11%
Asia-Pacific	$4,941	$3,803
Increase over same period of prior year	30%
EMEA	$2,861	$3,330
(Decrease) over same period of prior year	(14%)
Consolidated	$11,696	$10,627
Increase over same period of prior year	10%

In North America, VAR revenues increased by $0.4 million during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The increase in revenues was primarily due to increased license and maintenance bookings in prior periods and to increased maintenance renewals in the current period.

In Asia-Pacific, VAR revenues increased $1.1 million during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. The increase in revenues was due to increased license and maintenance bookings in prior periods and to increased maintenance bookings in the current period as a result of increase market penetration in Japan, China and Korea.

In EMEA, VAR revenues decreased $0.5 million during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. During both the current and prior periods, license and maintenance bookings increased. However, during the three months ended December 31, 2008, the British pound weakened significantly against the U.S. dollar causing a decrease in revenue as a result of the translation of revenue amounts from British pounds to U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,
	2008	2007
North America	$1,624	$1,525
Increase over same period of prior year	6%
Asia-Pacific	$423	$477
(Decrease) over same period of prior year	(11%)
EMEA	$605	$420
Increase over same period of prior year	44%
Consolidated	$2,652	$2,422
Increase over same period of prior year	10%

OEM revenues in North America increased primarily due to an increase in prior period bookings from one of our OEM customers. Excluding this one OEM customer, OEM bookings in North America have remained relatively flat over the past three fiscal years. OEM revenues in EMEA increased primarily due to an increase in both prior and current period bookings related to another one of our OEM customers. OEM revenue in Asia-Pacific decreased as a result of a decrease in prior period OEM bookings over the last several fiscal years.

Bookings. Included below is an informational table summarizing VAR and OEM bookings by geographic region, as well as the percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,
	2008	2007
North America	$4,844	$6,036
(Decrease) over same period of prior year	(20%)
Asia-Pacific	$5,570	$4,831
Increase over same period of prior year	15%
EMEA	$5,127	$4,557
Increase over same period of prior year	13%
Consolidated	$15,541	$15,424
Increase over same period of prior year	1%

Cost of revenues

Cost of revenues for the three months ended December 31, 2008 and 2007 totaled $1.8 million and $1.5 million, respectively. The increase in cost of revenues during the three months December 31, 2008 was due primarily to increases in payroll expenses and third-party royalties. During the three months ended December 31, 2008, we incurred severance expenses related to a reduction in headcount affected in November 2008 which caused payroll related expenses to increase during the period despite a decrease in headcount.

Sales and marketing expenses

Sales and marketing expenses decreased $0.5 million, or 8%, to $6.4 million for the three months ended December 31, 2008, from $6.9 million for the three months ended December 31, 2007. The decrease was primarily due to a $0.3 million decrease in travel related expenses and a $0.2 million decrease in payroll expenses as a result of a decrease in headcount.

Research and development expenses

Research and development expenses increased $0.3 million, or 10%, to $2.6 million for the three months ended December 31, 2008, from $2.4 million for the three months ended December 31, 2007. The increase was primarily attributable to a $0.2 million increase in payroll expenses as a result of increased headcount.

General and administrative expenses

General and administrative expenses increased $1.1 million, or 31%, to $4.5 million for the three months ended December 31, 2008, from $3.4 million for the three months ended December 31, 2007. The increase was primarily attributable to a $0.9 million increase in accounting and professional service fees and a $0.3 million increase in payroll expenses. During the three months ended December 31, 2008 we incurred significant accounting and professional service fees related to the audits of our financial statements and the preparation of our fiscal 2008 Annual Report. In addition, during the three months ended December 31, 2008, we incurred severance expenses related to a reduction in headcount affected in November 2008 which caused payroll expenses to increase during the period despite a decrease in headcount.

Realized gain on sale of available-for-sale securities

During the three months ended December 31, 2007, we sold marketable securities which were classified as available-for-sale investments, generating a realized gain of $0.2 million.

Foreign exchange gain (loss), net

During the three months ended December 31, 2008 and 2007, we recorded net foreign exchange gains of $1.8 million and $0.5 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended December 31, 2008, we recorded significant foreign exchange gains, primarily related to the impact of the strengthening of the U.S. dollar and Japanese Yen against the British pound on intercompany balances. During the three months ended December 31, 2007, we recorded significant foreign exchange gains, primarily related to the impact of the strengthening of the Japanese Yen against the U.S. dollar and the British pound on intercompany balances.

Provision for income taxes

During the three months ended December 31, 2008 and 2007, we recorded provisions for income taxes of $94,000 and $38,000, respectively. During both periods we recorded tax expense related to income generated in certain tax jurisdictions in which we do business. The increase in the provision for income tax during the three months ended December 31, 2008 was due primarily to the growth of our business in the EMEA and Asia-Pacific regions, where an increase in sales activity lead to income tax obligations in certain jurisdictions.

We have incurred consolidated operating losses during the three month periods ended December 31, 2008 and 2007, and have incurred operating losses in all periods prior to fiscal 2008. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes during these periods.

Comparison of Results for the Nine Months Ended December 31, 2008 and 2007

Revenues

The following summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Nine months ended December 31,
	2008	2007
Consolidated revenues, net	$41,606	$37,146
Increase over same period of prior year	12%
VAR revenues	$34,334	$29,999
Increase over same period of prior year	14%
OEM revenues	$7,272	$7,147
Increase over same period of prior year	2%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Nine months ended December 31,
	2008	2007
North America	$11,359	$10,149
Increase over same period of prior year	12%
Asia-Pacific	$13,557	$10,311
Increase over same period of prior year	31%
EMEA	$9,418	$9,539
(Decrease) over same period of prior year	(1%)
Consolidated	$34,334	$29,999
Increase over same period of prior year	14%

In North America, VAR revenues increased by $1.2 million during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007. The increase in revenues was primarily due to increased license and maintenance bookings in prior periods and to increased maintenance bookings in the current period. License bookings decreased during the nine months ended December 31, 2008.

In Asia-Pacific, VAR revenues increased $3.2 million during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007. The increase in revenues was due to increased license and maintenance bookings in prior periods and to an increase in maintenance bookings in the current period.

In EMEA, VAR revenues decreased by $0.1 million during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007. During both the current and prior periods, both license and maintenance bookings increased. However, during the nine months ended December 31, 2008, the British pound weakened significantly against the U.S. dollar causing a decrease in revenue as a result of the translation of revenue amounts from British pounds to U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Nine months ended December 31,
	2008	2007
North America	$4,666	$4,675
Increase over same period of prior year	—%
Asia-Pacific	$1,197	$1,359
(Decrease) over same period of prior year	(12%)
EMEA	$1,409	$1,113
Increase over same period of prior year	27%
Consolidated	$7,272	$7,147
Increase over same period of prior year	2%

OEM revenues in North America were flat period over period as bookings in North America have remained relatively flat over the past three fiscal years. OEM revenue in Asia-Pacific decreased as a result of a decrease in prior period bookings over the last several fiscal years. OEM revenues in EMEA increased primarily due to an increase in both prior and current period bookings related to one of our OEM customers.

Bookings. Included below is an informational table summarizing VAR and OEM bookings by geographic region, as well as the percentage changes over the same period of the prior year (dollars in thousands):

	Nine months ended December 31,
	2008	2007
North America	$14,727	$16,586
(Decrease) over same period of prior year	(11%)
Asia-Pacific	$15,058	$12,968
Increase over same period of prior year	16%
EMEA	$14,059	$12,474
Increase over same period of prior year	13%
Consolidated	$43,844	$42,028
Increase over same period of prior year	4%

Cost of revenues

Cost of revenues for the nine months ended December 31, 2008 and 2007 totaled $5.4 million and $4.5 million, respectively. The increase in cost of revenues during the nine months December 31, 2008 was due primarily to increases in payroll expenses, third-party professional service expenses and third-party royalties. During the nine months ended December 31, 2008, we incurred severance expenses related to a reduction in headcount affected in November 2008 which caused payroll related expenses to increase during the period despite a decrease in headcount.

Sales and marketing expenses

Sales and marketing expenses decreased $0.9 million, or 4%, to $20.6 million for the nine months ended December 31, 2008, from $21.5 million for the nine months ended December 31, 2007. During the nine months ended December 31, 2007, we recorded stock-based compensation expense of $1.3 million related to a one-time charge for a warrant that was issued to a reseller in connection with a development and licensing arrangement. During the nine months ended December 31, 2008, we also experienced a decrease of $0.3 million in travel related expenses. Partially off-setting these decreases were a $0.6 million increase in payroll expenses and a $0.3 million increase in marketing program activities.

Research and development expenses

Research and development expenses increased $1.0 million, or 14%, to $8.4 million for the nine months ended December 31, 2008, from $7.4 million for the nine months ended December 31, 2007. The increase was primarily attributable to a $1.1 million increase in payroll expenses as a result of increased headcount, which was partially offset by a $0.3 million decrease in expense related to outsourced research and development activities.

General and administrative expenses

General and administrative expenses increased $1.4 million, or 13%, to $12.7 million for the nine months ended December 31, 2008, from $11.3 million for the nine months ended December 31, 2007. The increase was primarily attributable to $1.1 million increase in accounting and professional services fees and a $0.6 million increase in payroll expenses and other employee-related costs. During both the nine months ended December 31, 2008 and 2007 we incurred significant accounting and professional service fees. During the nine months ended December 31, 2008, we incurred accounting and professional service fees related to the preparation of both the fiscal 2006 and 2008 Annual Reports, whereas during the nine months ended December 31, 2007 we only incurred accounting and professional service fees related to the preparation of the fiscal 2006 Annual Report. In addition, during the nine months ended December 31, 2008, we incurred severance expenses related to a reduction in headcount affected in November 2008, which caused payroll expenses to increase during the period despite a decrease in headcount.

Realized gain on sale of available-for-sale securities

During the nine months ended December 31, 2007, we sold marketable securities which were classified as available-for-sale investments, generating a realized gain of $0.7 million.

Foreign exchange (loss) gain, net

During the nine months ended December 31, 2008 and 2007, we recorded net foreign exchange gains of $1.5 million and $0.3 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the nine months ended December 31, 2008, we recorded foreign exchange gains, primarily related to the impact of the strengthening of the

U.S. dollar and the Japanese Yen against the British pound on intercompany balances. The Japanese Yen weakened against the U.S. dollar and the British pound in the first quarter of fiscal 2008 and recovered against the same currencies in the second and third quarters of fiscal 2008, resulting in a net foreign exchange gain for the nine months ended December 31, 2007.

Provision for income taxes

During the nine months ended December 31, 2008 and 2007, we recorded provisions for income taxes of $0.2 million and $0.1 million, respectively. During both periods we recorded tax expense related to income generated in certain tax jurisdictions in which we do business. The increase in the provision for income tax during the nine months ended December 31, 2008 was due primarily to the growth of our business in the EMEA and Asia-Pacific regions, where an increase in sales activity lead to income tax obligations in certain jurisdictions.

We have incurred consolidated pre-tax losses during the nine month periods ended December 31, 2008 and 2007, and have incurred operating losses in all periods prior to fiscal 2008. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes during these periods.

Liquidity and Capital Resources

As of December 31, 2008, we had $7.5 million of cash and cash equivalents and $32.9 million in negative working capital, or $11.3 million in positive working capital after excluding the current portion of deferred revenue, as compared to $9.5 million of cash and cash equivalents and $30.5 million in negative working capital, or $14.4 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2008. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash used in operating activities was $0.4 million during the nine months ended December 31, 2008, compared to $2.7 million for the nine months ended December 31, 2007. The decrease in net cash used in operating activities during the nine months ended December 31, 2008 was the result of a decrease in net loss as well as an increase in cash collections. During fiscal 2008, we experienced a higher percentage of bookings during the fiscal fourth quarter, which were subsequently collected during the nine months ended December 31, 2008.

Investing Activities

Net cash used in investing activities was $0.7 million for the nine months ended December 31, 2008 as compared to net cash provided by investing activities of $0.1 million for the nine months ended December 31, 2007. Capital expenditures were $0.9 million during the nine months ended December 31, 2008 compared to $0.6 million during the nine months ended December 31, 2007. During the nine months ended December 31, 2008, $0.2 million of our restricted cash balance was released from the related pledged deposit account. During the nine months ended December 31, 2007, we received cash of $0.7 million upon the sale of available-for-sale securities.

Financing Activities

During the nine months ended December 31, 2008 and 2007, net cash used in financing activities of $0.6 million consisted of payments on capital lease and long term debt obligations.

Factors That May Affect Future Financial Condition and Liquidity

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt and operating and capital leases, all of which are currently expected to be funded through existing working capital. Aside from these recurring operating expenses, we expect to incur approximately $0.3 million in capital expenditures through the remainder of fiscal 2009.

During the first three quarters of fiscal 2009, we have experienced slower bookings growth, as compared to prior years, as a result of the deteriorating economic and industry conditions as well as other financial and business factors, many of which are beyond our control. As a result, in November 2008, we implemented cost reduction initiatives including a reduction in headcount, which are expected to reduce our annual operating costs by approximately $5.5 million. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report. We believe that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening of the credit markets, general economic conditions, the cease trade orders currently in effect in certain Canadian jurisdictions, our SEC filing delinquencies and other economic and business factors, such financing may not be available to us on acceptable terms or at all.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 was effective November 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 62% of our total revenue for each of the three months ended December 31, 2008 and 2007, and 61% and 60% of our total revenues for the nine months ended December 31, 2008 and 2007, respectively. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2008. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective because of the existence of material weaknesses, as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Changes in Internal Control over Financial Reporting

During fiscal 2007 and 2008 and the first three quarters of fiscal 2009 we implemented several remediation measures in response to the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. These remediation measures are described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Due to the demands on our personnel related to the restatement process and the process of preparing our delinquent filings we have been unable to monitor these remediation measures to ensure that they were in place for a sufficient period of time and operating effectively. As of the date of this Quarterly Report, our remediation efforts continue related to each of these material weaknesses. Significant resources continue to be required in order to fully address these material weaknesses. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Other than our ongoing remediation efforts described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, there have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our SEC Filing Delinquencies

We experienced, significant delays in the filing of our periodic reports with the SEC, which have had and could have a material adverse effect on us.

We experienced significant delays in filing our restated financial statements for fiscal 2004 and our financial statements for subsequent fiscal periods through the filing of our Quarterly Report for the period ended September 30, 2008. As a result of the delays in the filing of our periodic reports, we have been subject to restrictions regarding the registration and issuance of our securities under U.S. federal, state, and Canadian securities laws. In addition, our ability to raise capital through debt and equity offerings is subject to our timely filing of periodic reports with the SEC, and our filing delinquencies have effectively precluded us from raising capital through debt and equity offerings. Our failure to file certain historic periodic reports could also result in the SEC bringing an enforcement action against us. Further, we continue to be restricted under state and Canadian laws from issuing equity awards to our employees or allowing them to exercise their outstanding stock options, which could impact our ability to attract and retain employees.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As described in Item 4 of Part I of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, we have in the past identified material weaknesses in our internal controls and procedures, including in connection with the preparation of our financial statements for the period ended December 31, 2008. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the period. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date or any future measures may not remediate the material weaknesses discussed in this Quarterly Report as we expect.

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

We have derived, and may continue to derive, a significant portion of our revenues from a limited number of OEM customers. If any of our largest OEM customers were to reduce purchases from us or we are unable to attract new OEM customers, our business would be adversely affected. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues, results of operations, financial condition and cash flows. During the periods ended December 31, 2007 and 2008, we had no customers that comprised more than 10% of our consolidated revenues.

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

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States and to continue to take advantage of lower costs associated with software development outside the United States. As of January 23, 3009, we had 77 employees in EMEA and 68 employees in the Asia-Pacific region out of 264 total employees. Our foreign operations and revenues are subject to a number of risks, including:

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

Risks Related to Ownership of our Common Stock

Our common stock was delisted from the Over-the-Counter Bulletin Board (“OTCBB”) and Toronto Stock Exchange (“TSX”), and as a result, trading of our common stock has become more difficult.

Our common stock was delisted from the OTCBB in February 2005 because of our failure to keep current in filing our periodic reports with the SEC. In addition, our common stock has not traded on the TSX since December 2004, when the Canadian jurisdictions of Ontario, Alberta and British Columbia issued cease trade orders due to delays in the filing of our financial statements. Our common shares were subsequently de-listed from the TSX in May 2006. Since February 2005, trading in our common stock has been conducted on the “Pink Sheets.” Consequently, selling our common stock is more difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and security analyst and news media coverage of us may be unfavorable. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume. We have submitted an application requesting the revocation of the cease trade orders, but we cannot provide any assurance with regard to when, or if, such application will be approved.

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

Notwithstanding the filing of this Quarterly Report, we are not fully compliant with our filing requirements with the SEC, and we could be subject to sanctions by the SEC.

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

On February 1, 2009, Robert Wright was appointed as our General Counsel and Senior Vice President, effective immediately. In connection with his appointment, on February 9, 2009, we executed an offer letter (the “Offer Letter”), Change in Control Agreement (the “Change in Control Agreement”) and Indemnification Agreement (the “Indemnification Agreement”) with Mr. Wright. The Offer Letter provides, among other things, for the following: (a) a base annual salary of $230,000; (b) eligibility to receive an annual bonus of up to 30% of his base salary based on the achievement of goals and objectives in accordance with our current bonus program, beginning with the 2010 fiscal year; (c) eligibility to participate in our stock incentive program upon approval of our board of directors; (d) if Mr. Wright is terminated other than for cause, death or disability, or if he terminates his employment with us for good reason, other than in connection with a change in control, Mr. Wright is entitled to receive severance payments equal to six months of his base salary conditioned on his execution of a release. If Mr. Wright is terminated without cause or terminates his employment with good reason in connection with a change in control, the terms of the Change in Control Agreement will govern.

Under the terms of Mr. Wright’s Change in Control Agreement, if within 12 months of a change in control of the Company, Mr. Wright is either terminated by us without cause or voluntarily terminates his employment with good reason, Mr. Wright would be entitled to receive: (a) severance payments equal to nine months of his base salary in effect as of the date of termination, payable either in a lump sum or over nine months in accordance with the Company’s regular payroll practices; (b) continuation of healthcare benefits for nine months if the severance payment is payable over nine months in accordance with the Company’s regular payroll practices; and (c) acceleration of vesting of any unvested stock options outstanding at the time of termination. The term “good reason” is defined to mean termination by Mr. Wright following the occurrence of any of the following events without Mr. Wright’s consent: (i) a material and substantial diminution in his responsibilities; (ii) a material reduction in base salary to a level below that in effect at any time within the six months preceding the change in control, provided that an across-the-board reduction in salary of substantially all other individuals in similar positions does not constitute a salary reduction; or (iii) requiring that Mr. Wright be based at any place outside of a 50 mile radius of the location of his employment or his residence prior to the change in control.

The Company has also entered into the Indemnification Agreement with Mr. Wright. The Indemnification Agreement provides that the Company will indemnify Mr. Wright from and against any expenses incurred by him as an officer of the Company to the fullest extent permitted by the Canada Business Corporations Act.

Robert Wright, age 57, joined BakBone on February 1, 2009 as senior vice president and general counsel. From October 2006 through August 2008, Mr. Wright served as senior vice president and general counsel for Skyware Software LLC, a diversified software company specializing in insurance, financial services, utilities, healthcare and enterprise services management. Skyware Software was sold to Oracle, Inc. in July 2008. From November 2002 through September 2006, Mr. Wright held various positions, including general counsel and chief counsel, with SoftBrands, Inc. a publicly traded software company on the American Stock Exchange. Prior to joining SoftBrands, Inc., Mr. Wright spent several years serving in various positions within the software industry. Mr. Wright received his Masters of Business Administration with an emphasis in finance from Texas Tech University, College of Business Administration and holds a J.D. from Texas Tech University, School of Law.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1(1)	Restated Articles of Continuance of the registrant

3.2	Bylaws, as amended, of the registrant

10.1	Offer Letter, dated February 9, 2009, by and between the registrant and Robert Wright

10.2	Change in Control Letter Agreement, dated February 9, 2009, by and between the registrant and Robert Wright

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKBONE SOFTWARE INCORPORATED

DATE: February 9, 2009	/s/ JAMES R. JOHNSON
James R. Johnson President and Chief Executive Officer (Principal Executive Officer)

DATE: February 9, 2009	/s/ STEVEN R. MARTIN
Steven R. Martin Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)