Form 10-K
period 2009-03-31
BAKBONE SOFTWARE INC
filed 2009-06-23
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of September 30, 2008, based upon the closing sale price of the registrant’s common shares on September 30, 2008 as reported on the Pink Sheets was $28,533,931. This number excludes common shares held by executive officers and directors. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

As of June 12, 2009, there were 77,641,824 shares of the registrant’s common stock outstanding.

BAKBONE SOFTWARE INCOPRORATED

Form 10-K

For the Fiscal Year Ended March 31, 2009

TRADEMARKS AND TRADE NAMES

BakBone®, BakBone Software®, NetVault®, Application Plugin Module™, BakBone logo®, Integrated Data Protection™, NetVault: SmartDisk™, Asempra®, FASTRecover, ColdSpark® and Spark Engine are our trademarks or registered trademarks, trade names or service marks. Each trademark, trade name or service mark of another company appearing in this Annual Report belongs to its holder, and does not belong to us.

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

PART I

Item 1.	BUSINESS

Overview

We are a leading provider of data protection, retention and availability technologies that reduce storage management complexity. We develop, market, sell and support a portfolio of products sold globally under the NetVault brand name. Our products include award-winning Linux solutions, application-focused solutions to protect the Windows environment, and unique solutions to leverage emerging disk-based and virtual environments. Our products provide protection for the applications that drive the business computing environments such as Microsoft SQL Server, Oracle, Microsoft Exchange, MySQL, Lotus Notes and others. The object-oriented design of our products allows them to be flexibly installed in complex, multi-platform environments, providing users with a consistent look-and-feel across all platforms. The current NetVault portfolio of products provides customers with:

•	Enterprise data protection, including backup and recovery;

•	Long-term data retention capabilities;

•	Disaster recovery of data and systems as well as application failover;

•	Global replication of data;

•	Storage resource management and reporting; and

•	Application resource reporting and discovery.

In May 2009 we acquired ColdSpark, Inc. (“ColdSpark”) a provider of enterprise email infrastructure solutions and platforms. This new portfolio of solutions is part of the SparkEngine Mail Transport Platform and includes the SparkEngine, MailFusion and Compliance Catalyst families of products. The ColdSpark technology portfolio is designed to provide a unique set of technologies which help customers manage and control their email and messaging environment based upon pre-defined policies. These products are designed to provide the following benefits:

•	Single point of control for messaging policies and applications;

•	End-to-end message forensics;

•	Increased visibility and control for compliance; and

•	Improved visibility and insights for campaign, event or transaction driven communications.

In May 2009, we acquired certain assets from Asempra Technologies. With the purchase of these assets we were able to increase our existing portfolio of real-time, disk-based data protection products for the Microsoft Windows environment, including Microsoft Exchange and Microsoft SQL Server environments. We have rebranded this increased portfolio of NetVault products as NetVault: FastRecover™ which delivers real-time data protection to a broader segment of the enterprise and mid-tier computing markets. The NetVault: FastRecover product family is designed to provide customers with:

•	Real-time data protection for high availability;

•	Disk-to-Disk backup for reliable, high performance operations;

•	Any-point-in-time recovery to provide flexible recovery; and

•	Virtual On Demand Recovery to allow systems to be used within 30 seconds of a failure.

Our strategy goal is to provide global data management capabilities by integrating our portfolio of products and using a more centralized approach to managing data which we have called our integrated data protection strategy. The addition of our newly acquired technology portfolios provides us with a better foundation from which we can execute on this strategy to meet the ever-increasing requirements around policy, compliance and message management as a whole. In keeping with this goal of providing global data management capabilities, we call this expanded focus our Universal Data Management strategy. This strategy focuses on providing a data-centric approach to integrating data protection, centralizing policy management and managing an organization’s messaging infrastructure to optimize performance, increase data availability and improve corporate compliance.

Organization

We are currently incorporated under the federal jurisdiction of Canada. We commenced operating as BakBone Software Incorporated in March 2000. During the year ended March 31, 2009, we operated in a single business segment, which was our NetVault product line. We have operations in three primary geographic regions: North America; Asia-Pacific; and Europe, Middle East and Africa (“EMEA”). Our data protection, or NetVault, products are sold and marketed under the BakBone name with focused sales channels, marketing activities and development resources responsible for these solutions. Our recently acquired message management solutions are marketed and sold under the ColdSpark name with focused resources to sell, market and develop messaging solutions. See additional information regarding segment reporting information in Note 12 “Segment Information” to our consolidated financial statements.

Our common shares are traded on the OTC Bulletin Board in the United States under the symbol “BKBO”. Our common shares were previously listed on the Toronto Stock Exchange (“TSX”) under the symbol “BKB”; however our shares have not traded on the TSX since December 2004, when the Alberta, Ontario and British Columbia securities commissions issued cease trade orders. Our common shares were subsequently delisted from the TSX in May 2006. We operate and report using a fiscal year ending March 31. Our corporate headquarters are located at 9540 Towne Centre Drive, Suite 100, San Diego, CA, 92121, and our telephone number is 858-450-9009.

Our internet address is www.bakbone.com. On this website, we post relevant filings as soon as reasonably practicable after they are electronically filed or furnished to the U.S. Securities and Exchange Commission (SEC). Relevant filings are available on the Investor Relations portion of our website free of charge. The contents of our website are not incorporated by reference into this Form 10-K, or in any other report, statement or document that we file with the SEC.

Industry Background and Market Trends

We believe the data protection and message management markets are large and growing, and that our software is appealing to a broad range of businesses and organizations. We believe that the growth of these markets, driven by the expansion of data and messages, will be augmented by the following factors:

•	The convergence of data, voice and video in the telecommunications and cable industries driven by a need to rapidly expand their infrastructures and provide additional services to their customer base;

•	Dependence on the availability and security of online systems, particularly email, messaging and customer communication systems;

•

The increasing compliance and regulatory impact of government and industry regulations, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Sarbanes-Oxley Act and numerous SEC regulations;

•	Increased corporate acceptance and deployment of alternative messaging platforms, such as Short Message Service and Instant Messaging;

•	The rapid growth of digital content created by Internet Service Providers including streaming videos, music, documents and other web-based content;

•	The creation of new format and delivery mechanisms in the media and entertainment industries;

•

The development of new manufacturing, testing and simulation technologies used to enhance manufacturing processes and create continuous streams of data that must have availability, protection and retention policies around its management; and

•

The advent of systems-driven exploration and development technologies to find new natural resource reserves and to extract more from existing reserves creating efficiencies of operations and large amounts of business-critical data.

Open source technologies continue to gain momentum as a viable backbone for core computing requirements, resulting in increased popularity of Linux worldwide. IDC projects a compound annual growth rate (“CAGR”) of 22.3% in storage software spending for Linux and other open source platforms from 2008 to 2013, with the market in 2013 projected to be $1.17 billion worldwide. Key market indicators of the growing acceptance of open source technologies within enterprise environments include (i) Sun Microsystems, the industry’s leading open source database provider, $1.0 billion acquisition of MySQL; (ii) a March 2009 survey titled Linux Adoption in a Global Recession, IDC found that 48% of respondents planned to accelerate their deployment of Linux based upon the current economic climate; and (iii) Linux is rapidly becoming the operating system of choice for many cloud providers and independent software vendors. Robust data protection solutions that are designed for these environments continue to be a requirement of the new enterprises worldwide.

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

In addition to the rapid proliferation of data and applications and expansion of computing platforms, the storage paradigm has also transformed from a direct attached storage architecture to leverage advanced storage and networking technologies. Storage area networks and network-attached storage devices have changed how and where data is connected to applications. This adoption has also led to a more geographically distributed data set and more shared storage pools and devices. The distribution and access of these devices have created new challenges for organizations as they develop and deploy new data protection, retention and availability solutions. However, there are also new opportunities to leverage the increased utilization of disk-based technologies to provide improved recovery point objectives and recovery time objectives. Simply stated, solutions that best leverage disk technologies allow organizations to recover data and systems faster with less data loss.

Organizations are looking towards a new generation of solutions to help them better manage their data. Often times these new solutions blur the definition of the traditional products that they replace or extend. One example is the emergence of disk-based solutions that are designed to work in conjunction with tape-based systems. Solutions that can provide the reliability, speed and granular recovery from disk in conjunction with cost-effective, long-term tape capabilities in a single solution solve many customer challenges for better protecting and managing data.

Corporate email continues to be the most used system in many companies, accounting for more than 50% of network traffic in many environments. However new messaging systems that provide greater mobility and more immediate message delivery are continuing to gain market momentum, especially in vertical markets such as healthcare and government. These new systems include SMS, IM and most recently social messaging systems (such as Twitter), and are in many cases operating outside of corporate email policies and systems. This creates numerous compliance and data security challenges that companies need to address when leveraging these systems.

Customer Challenges

The exponential growth of data has increased the challenges for organizations, small and large, relative to managing, protecting, retaining and securing one of their most valuable assets – data. The proliferation of new business applications has been one of the driving factors in the growth of data. Infrastructure applications such as messaging systems, databases, customer relationship management, enterprise resource planning and collaboration systems are layered on top of an increasing number of vertical business applications resulting in large data sets that need to be more effectively managed through its lifecycle.

However, in today’s environment, protection is just one aspect of managing data. New corporate compliance regulations, such as HIPPA and SEC regulations, place specific requirements on the availability, retention and security of data. The potential of penalties for non-compliance has driven many organizations to create dedicated groups focused on global compliance. One of the results is that more copies of data need to be created and retained in secure and immutable formats for future reference and use. Archiving and other data retention tools have emerged as critical products to help organizations better manage data retention requirements. With a market segment CAGR of over 16% (according to the Gartner Group) fueled by the high growth email archiving sector, the archiving market underscores the increased importance of email and messaging systems in the enterprise computing environment.

Many organizations are struggling with email and message retention and compliance issues, attempting to determine what messages to keep, how long to keep them, and where. Many companies still have policies based on keeping mailboxes small to meet backup and recovery windows and consequently have allowed users to create local archives. Companies are beginning to reassess email retention policies, taking into consideration government regulations, records management and e-discovery trends. Many companies are categorizing messages into specific message types, such as messages which the government says must be kept or messages that need to be kept for internal records management. However, many of the tools available to perform these types of functions for messaging are antiquated and lack the types of policy and control needed to ensure objectives are being achieved.

In the past, many customers looked at data protection as just the ability to keep a copy of files that could be recovered to if data was lost. Market trends have forced today’s companies to become more sophisticated in developing and deploying their data protection and message management strategies. Customers are more focused on minimizing the amount of time that it takes to recover lost data and the amount of data that could be potentially lost as part of a failure. They also need solutions that provide increased compliance capabilities and automation built upon policies.

These factors, and others, have driven the adoption and deployment of many point solutions designed to resolve specific storage challenges in today’s computing environments. However, the rapid deployment of these individual point solutions has created new challenges relative to the operational costs of managing data. Compliance and regulatory demands have also created challenges that many of today’s point solutions are poorly equipped to address. Finally, this growth of individual point solutions has placed further operational cost pressures on IT organizations with thin resources having to manage increased solutions.

Our Business Strategy

In May 2009, we announced our Universal Data Management strategy to the market. Our Universal Data Management strategy supports our goal of providing a data-centric approach to integrating data protection, centralizing policy management and managing an organization’s messaging infrastructure to optimize performance, increase data availability and improve corporate compliance.

Historically, data management begins once the data has already become managed by a structured system, such as a file system, database or messaging system. This is the point that most solutions begin to initiate the actions and products that protect, retain and make data available in a secure and compliant fashion. The objective of universal data management is to allow users to gain visibility and manage data based upon user defined policies as the data is first created or received within the network. We have designed intelligent routing technology that can begin the process of providing better protection, retention and availability of data and messages while the data is in motion across the network. We believe this approach is faster and more automated than traditional approaches and that it can improve customers control and compliance capabilities while enabling a higher level of customer care for external communications. We call this combination managing data in motion and at rest.

Our open platform approach also provides us with the ability to enable Universal Data Management by leveraging and integrating our open data protection platform, NetVault: SmartDisk, and our open mail transport platform, SparkEngine. This combination provides users with a central point from which they can manage data protection and messaging operations. Our open platform approach is also designed to allow users to leverage and integrate third party applications, such as backup, archiving, anti-spam, anti-virus and data loss prevention.

Finally, the approach and technology set that we intend to apply to policy management will allow us to differentiate our solutions while leveraging existing third party applications and processes. This is centered on a “data-centric” approach to policy management that creates policy for each unique piece of data and allows applications to execute the associated policies, which provides a more automated and compliant environment for data protection and message management.

Our Universal Data Management strategy consists of three pillars of solution focus; integrated data protection, message management and centralized policy management

Integrated Data Protection

Organizations continue to face challenges related to the increasing operational costs of managing their data. Although point solutions have been introduced to help users manage their data more effectively, the resources required to manage these products have increased overall storage costs. The objective of integrated data protection is to provide users with the ability to manage data protection environments globally while reducing the associated administrative and operational costs.

We are building our integrated data protection solutions around The NetVault: SmartDisk data protection platform. The NetVault: SmartDisk platform has been designed to provide a centralized repository for data generated by a multitude of applications, from which the data can be more effectively and efficiently managed throughout its lifecycle. We plan to integrate our current NetVault product portfolio with NetVault: SmartDisk to populate and extract data views from the platform via a series of application receiver and presentation modules. We expect this integration to enable the application of a set of common services, such as data de-duplication, data compression, encryption and policy management, to the data that resides in the NetVault: SmartDisk platform.

Additionally, we expect that the integrated NetVault: SmartDisk platform will provide application receiver and presentation modules for select third party data protection applications. This would allow users to leverage NetVault: SmartDisk’s common services on data generated from these applications alongside the data generated by their BakBone applications. This common repository would provide a centralized storage repository from which users will be able to manage data. The first of the new “SmartDisk enabled” products are expected to be available in the fall of 2009.

The integrated data protection and “SmartDisk enabled” product offerings are being designed to provide the following benefits for our customers:

•

Centralized data protection operations. The NetVault: SmartDisk platform is designed to enable a centralized point of data management through a common set of services and policies that can be applied to data that is generated from BakBone and select third party applications, greatly improving users ability to manage data for compliance, availability and retention globally. We believe this approach will enable users to manage data more centrally, significantly reducing operational costs.

•

Integrated portfolio of data protection applications. The NetVault product portfolio is expected to be integrated via the NetVault: SmartDisk platform to allow users to view data protection globally from a centralized location. We believe this portfolio of integrated applications will provide users with a significant operational cost benefit over the point solution approach offered by larger competitors. Users may purchase NetVault: SmartDisk enabled applications individually over time or as a suite.

•

Enterprise disk-based protection capabilities. Market conditions and data protection requirements have driven the adoption of disk-based data protection technologies. We have continued to invest in disk-based solutions, such as the NetVault: SmartDisk platform, our integrated Virtual Tape Library (“VTL”) and NetVault: FASTRecover to provide a wide set of capabilities to meet new disk adoption. The current NetVault portfolio provides users with the ability to backup to both disk and tape and incorporates a multi-tier backup and recovery strategy.

•

Extensive support for enterprise computing platforms and applications. Our solutions, several of which are an object-oriented architecture, are designed to be hosted on Linux, Windows, UNIX and Mac OS X servers, or on any combination as a single system. Our solutions are designed to provide extensive support for the applications that drive business operations and data growth. This includes support for messaging systems, such as Microsoft Exchange and Lotus Domino and Notes, extensive database support, including Oracle, Microsoft SQL Server, MySQL, Informix, PostgreSQL and DB2, and select enterprise applications.

•

Simple to deploy and use, with enterprise features and scalability. Complexity is the enemy when companies need to protect the security and reliability of vital data. Diverse data must coexist in ever-expanding infrastructures. The IT environment is increasingly heterogeneous, and any significant data loss could have catastrophic consequences to the business. These factors make managing data protection a continuing problem. By providing a consolidated view of multiple platforms, applications and topologies, the NetVault product portfolio reduces the complexity associated with managing disparate data availability and protection services. Our integrated data protection approach is capable of lowering total cost of ownership by reducing administrative and software licensing costs, as well as significantly shortening the learning curve associated with managing multiple systems. Our products are designed to be simple to deploy and use, with enterprise features and scalability. Unlike products ported from UNIX applications, our products are designed for today’s Windows/Linux administrator. Our Users can download and evaluate many of our products directly from our website.

•

Global customer support capabilities. We offer our customers different levels of customer support, including a 24/7 option that they can select, based upon their specific needs. Our worldwide customer support organization provides comprehensive local and remote customer care to effectively address issues in today’s complex storage environments. With major support centers in every operating geography, we can provide users with 24/7 global support, or customers can chose to interact with local resources.

•

Lower Total Cost of Ownership. We believe the NetVault portfolio of solutions, along with the NetVault: SmartDisk platform will provide end users with a lower total cost of ownership than competitive point solutions or loosely integrated solutions. NetVault’s advanced architecture allows for quick and easy installation and administration. NetVault speeds initial implementation and configuration due to auto-discovery, self-configuration and self-installation features. These features allow more rapid support of new applications, databases, devices and operating systems. This generally results in lower ongoing internal administration and support costs than competing products. These attributes provide scalability of our solutions as an organization grows in size and its computing and storage environments evolve. As a result of these factors, we believe that we offer our end users data protection at an attractive price over the lifecycle of the product.

Message Management

Email accounts for more than 50% of network traffic in many environments and new messaging platforms, such as IM and SMS, continue to gain momentum and increased deployment. Our message management solutions provide the ultimate visibility, control and performance for messaging in an enterprise. Our message management solutions are designed to enable companies to leverage integrated data protection and centralized policy management using a flexible and sophisticated routing platform for data in motion. By combining our solutions for message archiving, classification and customer communications with a rich eco-system of messaging partners, we believe companies can enhance their existing messaging applications to optimize infrastructure performance, increase data availability and improve corporate compliance.

The ColdSpark SparkEngine mail transport platform combines capabilities for enterprise messaging with modern architecture, carrier-grade performance, and flexible integration with local systems while strengthening performance, compliance, security, and operations. This enables users to manage and apply policy to messages as they enter and transverse the network and provides a unique view into data and how specific data can be managed based upon policies that assure compliance objectives are achieved. This is what we call managing data in motion.

The SparkEngine open mail transport platform is designed to provide users with the following benefits:

•

Centralized Message Management. The SparkEngine platform replaces a distributed mesh of antiquated applications and devices with a state-of-the-art approach to holistically managing message policies, applications and infrastructure from a centralized location.

•

Integration with existing applications and infrastructure. The SparkEngine platform is an open platform that is designed to allow third party messaging applications, such as anti-spam, anti-virus and data loss prevention applications, to enable seamless integration. This approach can eliminate costly infrastructure changes and enable users to enhance existing investments.

•

Increased Compliance. With the SparkEngine platform, users can apply policy to messages from a single point. This approach eliminates redundant, competitive and unnecessary policies often created by individual applications. With SparkEngine’s end-to-end forensics capabilities, users have a single pane of glass from which their messaging environment can be audited and reports extracted.

•

Enhanced customer care. SparkEngine’s MailFusion option provides extensive inbound and outbound coordination and reporting on messages and campaigns. As an integrated option with SparkEngine, it also provides comprehensive visibility into electronic communication results and trends and allows users to keep active audit on these campaigns.

Centralized Policy Management

Today’s challenge with policy management is that it is embedded in numerous applications that interact with, control or protect data. This approach frequently leads to redundant, competitive and conflicting policies that are executed by different applications on the same piece of data. We call this “application-centric” policy management, and we believe it leads to potential holes in compliance that go undetected for long periods of time.

We intend to provide a “data-centric” approach to creating, applying and maintaining policies across the enterprise. Our centralized policy management solutions are being designed to allow enterprises to apply and manage their policies on data, rather than on multiple disparate applications. This technology will allow applications to inherit and implement these global data-centric policies for services like: data de-duplication, encryption, data loss prevention, data & user protection and message archiving. The integration of our data protection platform with the SparkEngine mail transport platform will allow policies to be applied to data as it enters the network and be retained with the data throughout its lifecycle. We believe this approach of applying policies to data that is both in motion across the network and at rest in structured repositories, such as file systems, databases and messaging systems, makes our approach to policy management powerful.

By applying policy to data and driving applications to execute the policy, rather than allowing the applications to define it, we believe users will gain the following benefits:

•

Centralized Policy Management. Since policies are associated with data, users only need to apply a policy to a specific data set once, and then update it as required. This approach centralizes policy management and provides users with greater control and visibility into how policies are being executed across the network. We believe this “as-configured” versus “as-is” viewpoint enhances compliance and customer care.

•

Increased compliance. Our centralized approach to setting and executing policy management helps users more effectively manage the execution of compliance related policies. Our end-to-end forensics capabilities will allow them to monitor and audit them from a centralized location.

Our Products

The NetVault product portfolio is comprised of four product families that help deliver holistic data protection capabilities. We believe our future success will depend on our ability to continue to enhance our current product offerings and to develop and introduce new products and offerings within our Universal Data Management strategy that keep pace with competitive and technological advances.

Backup and Recovery

NetVault: Backup Family

NetVault®: Backup (NVBU). For data protection, disaster recovery and business continuity, the NetVault: Backup product line provides enterprise-class data protection for complex heterogeneous IT environments, regardless of size. NetVault: Backup’s flexible, modular architecture delivers proven reliability and high-performance, with a multitude of features designed to meet current and future data protection needs. This unique flexibility reduces deployment costs and total cost of ownership, by enabling customers to implement a NetVault: Backup solution that matches their current system and network resources. The NetVault: Backup optional components include NetVault: Backup Application Plugin Modules, NetVault: Backup Shared Virtual Disk and NetVault: Backup SmartClients™.

NetVault: Backup Application Plugin Modules. For data protection, disaster recovery and business continuity, NetVault: Backup’s Application Plugin Modules provide online protection capabilities for critical applications including: Oracle, Microsoft SQL Server, Microsoft Exchange, MySQL, Lotus Notes, PostgreSQL, DB2, and Informix.

NetVault: Bare Metal Recovery. For disaster recovery and business continuity, the NetVault: Bare Metal Recovery option to NetVault: Backup automates the recovery of systems and devices to reduce potential downtime created by unplanned service interruptions.

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

Real-time Data Protection and High Availability

NetVault: FastRecover (NVFR). For increased system availability, NetVault: FastRecover provides 30-second application-aware recovery for Exchange, SQL Server and Windows file system data, significantly reducing downtime and its associated impact. Users can recover a complete Exchange Server, individual Storage Group, entire SQL Server Instance, individual database or specific files to any-point-in-time, providing near-zero data loss and peace of mind for those who cannot afford the gaps in protection created by traditional backup policies. NVFR’s integration with traditional backup technologies (including NetVault: Backup) gives users the confidence that the recovery data for business-critical applications stored in the online storage is protected and safe offsite, ensuring business continuity.

NetVault: FastRecover Appliance Customers looking for a turnkey solution for implementing real-time, disk-to-disk backup with 30-second application-aware recovery for Exchange, SQL Server and Windows file system data can select from a family of appliances that are pre-loaded with NetVault: FastRecover. This minimizes set up and configuration time while providing all of the robust capabilities delivered with NetVault: FastRecover.

Data Replication

NetVault: Replicator (NVR). For the highest levels of availability, disaster recovery and business continuity, the NetVault: Replicator product line provides continuous, cross-platform data replication for heterogeneous IT environments over standard IP networks. With NVR, customers can centrally manage both real-time and scheduled replication across multiple sites for a wide variety of server platforms, storage devices and applications. This flexibility reduces deployment costs and total cost of ownership by enabling customers to create a tiered solution that matches system and network resources to the value of the data. NetVault: Replicator’s optional components include NetVault: Replicator Plugin Modules and NetVault: Replicator Cluster Support.

Storage and Application Resource Management and Reporting

NetVault: Report Manager for Backup (NRMB). For improved operational efficiency, NetVault: Report Manager for Backup consolidates information from one or more NetVault: Backup servers to create an integrated data protection and storage management reporting framework. The NRMB storage dashboard enhances NetVault: Backup reporting by providing a centralized, single console to visualize and communicate backup performance. The system improves data availability by identifying potential problems and quickly communicating data protection results to key constituents. NRMB improves operational efficiency by reducing administrative time, helping to centralize operations and lowering media cost. NRMB’s single view into storage operations allow users to proactively manage today’s growing heterogeneous storage and data protection environments as a whole.

NetVault: Report Manager for Disk Space (NRMD). For users who require a heterogeneous solution to centralize administration, increase staff productivity, and improve operational efficiencies with enterprise-class monitoring and reporting, NetVault: Report Manager for Disk Space provides file system reporting for single or multi-server environments from one common interface. NRMD analyzes file system data across Windows™, Solaris and Linux servers for more efficient use of storage resources. NRMD identifies key information such as unneeded data, archive candidates, reclaimable disk space, unprotected data, inappropriate files and duplicate records. NRMD offers visual monitoring, alerting and more than 25 comprehensive file system reports. NRMD helps IT administrators catch potential problems early, identify the causes of data growth and reduce the rate at which data expands.

NetVault: Report Manager Pro for Exchange (NRME). For users who require additional visibility into critical messaging operations, NetVault: Report Manager Pro for Exchange enables Microsoft Exchange Server storage and management reporting to give administrators a single view of storage with a centralized GUI to schedule email server scans, create reports, and automate report distribution. NRME scans Exchange Server databases when usage is low and stores metadata in the NetVault: Report Manager database. These reports can then be run at any time, with no impact on the Exchange Server. NRME provides a detailed analysis on email disk space consumption, and email traffic flow.

Message Management

ColdSpark’s SparkEngine. The SparkEngine Mail Transport Platform is a powerful, flexible, and open platform for enterprise email processing plus routing and delivery. It was designed to replace widely-used legacy systems throughout the enterprise: unifying management, expanding services, increasing capacity, enhancing security, enabling compliance, reducing costs, and increasing the ROI of email systems. The SparkEngine provides a scalable, extensible and powerful platform for bi-directional delivery and all SMTP mail processes plus policy control for routing and message management for all mail services, including application support, content interrogation, security, archiving, and encryption.

ColdSpark’s MailFusion. MailFusion is an integrated platform for automating email communications to customers. From transactions to triggered programs to powerful email campaigns, MailFusion provides powerful capabilities for all email programs and systems. MailFusion offers next-generation capabilities for data-driven email content and delivery, supporting the new generation of highly-relevant, personalized correspondence with customers. It also includes feature-rich email marketing tools, comprehensive data management, tracking and analytics, and flexible integration points with critical business applications for customer contact management, publication control and delivery, transactions, and other operational systems.

ColdSpark’s Inbound Processing Manager. Inbound Processing Manager (“IPM”) is an in-motion API application that classifies and acts upon inbound email messages. It can be used with the ColdSpark MailFusion application, and many other automated email or CRM applications that require inbound message handling. The IPM is especially effective for managing the overwhelming task for businesses of handling inbound mail that results from the activities of automated outbound mail system.

ColdSpark’s Compliance Catalyst. The compliance catalyst provides an automated method of classifying and archiving messages. It allows users to view messages as they move across the network, and prior to reaching messaging hosts, and create copies, classify messages and insert messages into a third party archiving solution based upon pre-defined user policies.

Services

A comprehensive offering of customer support and other professional services is a valuable component to the successful marketing, sale and deployment of our solutions. From planning to deployment to operations, we offer a complete set of technical services, training and support options that allow users to maximize the benefits of our portfolio of software.

Our global customer support organization built specifically to handle our worldwide customer base. We offer multiple levels of customer support that can be tailored to the customer’s response needs and business sensitivities. Our support provides our customers with:

•

Telephone Support. Customers can select from several real-time telephone support offerings that best match their needs. Our support staff is available 24/7 by telephone to provide first response and manage the resolution of customer issues.

•

Online Support. In addition to phone support, our customers have access to an online product support database for help with troubleshooting and operational questions via our innovative customer self-service portal.

•

Technical Expertise. Our support engineers have a comprehensive working knowledge of complex applications, storage architectures and devices and networks. We have also developed, maintain and make available to customers an online knowledge repository to further enable our support organization and improve the overall experience that customers receive.

•

Global coverage. Our support infrastructure includes support centers in San Diego, California, Broomfield, Colorado, Poole in the United Kingdom and in Tokyo, Japan. From these state-of –the-art centers, local support resources can provide our customers with around the clock global support. We have designed our support infrastructure to automate the communications and handoffs seamlessly between support centers and are able to scale with the global requirements of our customers.

We also provide a wide range of other professional services that consist of:

•	Installation and Post-deployment Services. Our professional services resources help customers efficiently configure, install and deploy their solution based on their specific business objectives.

•

Assessment and Design Services. Our assessment and design services assist customers in determining data and storage management requirements, designing solutions to meet those requirements and planning for successful implementation and deployment.

•

Training Services. We provide global onsite and offsite training for our solutions. Packaged or customized customer training courses are available in instructor-led or computer-based formats. BakBone offers in-depth training and certification for our resellers in pre- and post-sales support methodologies.

Strategic Relationships

We believe that strategic and distribution relationships with industry leaders are critical to our continued success. An important element of our strategy is to establish relationships with these third parties to assist us in developing, marketing, selling and implementing our solutions. This approach enhances our ability to expand our product offerings and customer base and to enter new markets. We have established the following types of strategic relationships:

Distributors, Value-Added Resellers and Systems Integrators. We distribute our products to end users primarily through a multi-tiered global network of resellers that include value-added resellers and value-added distributors. We have an extensive network of resellers and distributors in North America, Asia-Pacific region and EMEA. Our partnerships with resellers and distributors allow our products to reach end users that we would not otherwise have the resources to identify. The reseller and distributor partnerships are the primary means by which our products are sold, and the majority of our revenue is derived from our relationships with these resellers and distributors. We continually seek to partner with the premier resellers and distributors available in our three geographic regions; our strategy going forward is to expand and improve the quality of our reseller and distributor partnerships. As of March 31, 2009, we had over 600 reseller partners and systems integrators distributing our software worldwide.

Original Equipment Manufacturers (OEMs). We focus on the development and growth of our major OEM and strategic partner relationships. We work closely with our OEM and strategic partners to define product needs, conduct on-site testing and provide engineering and field application engineering support. We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of customers. We believe that our solutions complement and expand the solutions provided by our OEMs. In addition to maintaining and expanding our existing OEM relationships, our strategy is to grow our business by adding new OEM partners.

Sales and Marketing

Our sales and marketing strategy is focused on licensing our products and providing services to enterprise businesses and organizations through a combination of software, post-contract support and professional services. We generally offer non-exclusive, perpetual software licenses through our channel partners to end users and do not offer term-based software licenses. Maintenance contracts generally cover a period of one year. After contract expiration, our customers have the ability to purchase maintenance contract renewals, which generally cover a period of one year. Our product is used by end user customers in a wide variety of industries, businesses, governments and applications. Our end user customers include, among others, financial service providers, retailers, insurance companies, Internet service providers, law firms, educational institutions, science and biotech organizations, healthcare institutions, and domestic and international government agencies.

As a global provider of solutions, we have an established worldwide distribution network to sell our data protection and availability solutions to large enterprises, small and mid-tier enterprises, government agencies and service providers, both directly through our sales teams and indirectly through our global network of more than 600 value added resellers and system integrators. Our global sales force and focused channel marketing activities enable and assist partners in the marketing and sales of our solutions. Our message management products are sold and marketed by a direct global sales team. These solutions require a more consultative sales and pre-sales capability and often times are more sophisticated infrastructure opportunities. We also sell our solutions through our original equipment manufacturer (“OEM”) and strategic partners, which include Teradata (formerly NCR), Network Appliance, Sun, Fujitsu and Hitachi Ltd.

Research and Development

Our industry is subject to rapid technological advancements, changes in customer requirements, developing industry standards and new product introductions and enhancements. As a result, our success depends, in part, on our ability to continue to improve our software solution in a cost-effective and timely manner to address emerging customer and market needs. Product development activities occur in our San Diego, California, Santa Clara, California, Broomfield, Colorado, Poole, UK and Novosibirsk, Russia locations. We also conduct development activities in Tokyo, Japan that are focused on adapting our software for use in the Asia-Pacific region.

Our research and development expenditures in fiscal 2009 and 2008 totaled $11.2 million and $10.7 million, respectively. We focus our current research and development efforts on new features and functionality for our entire line of products to address new market opportunities and to meet changing customer needs. These projects include the continued introduction of new application plugin modules, improvements in performance and functionality product adaptations to meet the needs of new hardware offerings entering the market and the integration of new technologies to address the evolving data protection marketplace. We will also look to expand our integration with new messaging technologies and platforms. We will introduce new business applications built upon the SparkEngine platform to future extend our message management portfolio. As of June 12, 2009 we directly employed 70 in-house research and development resources. In addition, we have 18 outsourced research and development resources primarily in Novosibirsk, Russia. We anticipate we will have significant future research and development expenses in order to continue to provide high quality products that enable us to maintain and enhance our competitive position while increasing market share.

Intellectual Property

Our software products rely on our internally-developed intellectual property and other proprietary rights. We rely primarily on a combination of our patents, trademarks and copyrights together with trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. In addition, we have filed for patent protection in several jurisdictions including the United States, the European Union and Japan. As of June 12, 2009, we have 20 patents pending, five issued patents and registered trademarks for the marks BakBone®, BakBone Software®, NetVault, BakBone Logo, ColdSpark, ColdSpark MTR, and SparkEngine®. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions, including some of the foreign countries in which we sell our products. We also enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing the unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries, including those in which we sell our products, do not protect our proprietary rights as fully as do the laws of the United States.

Competition

As a company, we face a broad number of competitors that vary from opportunity to opportunity, often times driven by specific requirements. We divide our competition into two primary segments, storage management software and message management and communications.

The storage management software market is intensely competitive. This market is characterized by rapidly changing technology and evolving standards. We have a number of competitors that vary in size and scope and breadth of products offered. Many of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development and we expect to face additional competition from these competitors in the future. Our current competitors include, but are not limited to, Symantec Corporation, EMC Corporation, IBM’s Tivoli division, CA, Inc. (formerly Computer Associates) and CommVault Systems, Inc. Some of these companies compete against us by offering a full suite of storage management tools, including software that addresses data protection. We also face competition from a number of smaller companies who, like us, focus solely or primarily on the data protection software market. Furthermore, our OEM partners, who do not currently compete with us, could decide to compete with us by offering their own data protection solutions that exclude our software. In addition, other storage equipment vendors may enter our market either through acquisition of competing technologies or products, or through development of their own data protection software solutions. Although many of our competitors may have significantly more financial and technical resources than we do, we believe we compete favorably based on the technical strengths of our product offering relative to our competitors.

The message management market is defined by a diverse group of technologies that can compete with our solutions in specific opportunities. These solutions range from open source mail transport agents, such as postfix or send mail, to commercial solution providers and appliance vendors. Competitors, such as Sendmail, StrongMail Systems, Cisco’s Iron Port offerings and service providers such as CheetahMail, can all be competitive offerings from opportunity to opportunity.

Seasonality

Historically our business results have generally been weakest in our first fiscal quarter. Our other three fiscal quarters have not shown any consistent performance trends relative to one another.

Employees

As of June 12, 2009, we had 288 employees, including 70 in research and development, 128 in sales and marketing, 51 in customer support, and 39 in general administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or to prevent fraud.

As described in Item 9A of this Annual Report, we have in the past identified material weaknesses in our internal controls and procedures, including in connection with the preparation of our financial statements for each of the fiscal years ended March 31, 2009 and 2008. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of each of those periods. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date or any future measures may not remediate the material weaknesses discussed in this Annual Report as we expect.

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

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Economic growth in the United States and other countries has slowed during the second half of calendar year 2008 and the first quarter of calendar year 2009, which has caused our customers to delay or reduce information technology purchases. If economic activity in the United States and other countries remains slow, customers may continue to delay or further reduce information technology purchases. This could result in additional reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end user market could negatively affect the cash flow of our resellers and customers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows. Also, if our resellers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end users to purchase our product from other resellers or directly from us, our sales could decline significantly. Any of these events would likely harm our business, results of operations and financial condition.

We have incurred substantial net losses since inception, and we may not be able to achieve or maintain profitability or positive cash flow.

We have incurred operating and net losses since the inception of our operations in March 2000. Our net losses were $5.5 million and $8.1 million for the fiscal years ended March 31, 2009 and 2008, respectively. As of March 31, 2009, our accumulated deficit was $232.7 million. We may not able to achieve positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our future capital needs are uncertain and our ability to access additional financing may be negatively impacted by the volatility and disruption of the capital and credit markets and adverse changes in the global economy.

Our capital requirements in the future will depend on many factors, including:

•	acceptance of and demand for our software products;

•	the costs associated with integrating and developing acquired;

•	the extent to which we invest in new technology and product development;

•	the costs of developing new products, services or technologies;

•	the number and timing of acquisitions and other strategic transactions; and

•	the costs associated with the growth of our business, if any.

We intend to finance our operations and any growth of our business with existing cash and any cash flow from operations. Due to the costs of acquiring, integrating and further developing our ColdSpark business, we expect our cash balance to decrease over the next year. We believe that our existing cash and anticipated net cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months from the date of the filing of this Annual Report. However, if the costs associated with integrating and further developing our ColdSpark business exceed our current projections or if adverse global economic conditions persist or worsen, we could experience an additional decrease in cash from operations and we may be required to obtain additional financing in order to fund our continued operations. Due to the existing uncertainty in the equity markets including debt, private equity and venture capital and traditional bank lending markets, as well as the existence of material weaknesses in our internal controls over financial reporting, access to additional debt or equity may not be available to us on acceptable terms or at all. If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance our products and services, execute our business plan including the integration of our ColdSpark business, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it would increase our leverage relative to our results of operations or to our equity capitalization.

We may make acquisitions or investments and if they are not successful may adversely affect our ongoing operations.

In May 2009, we acquired ColdSpark, Inc. and certain assets of Asempra Technologies. We may in the future make further acquisitions or investments in companies, products or technologies that we believe complement or expand our existing business and assist us in quickly bringing new products to market. However, we have limited experience in making acquisitions and investments. As a result, our ability to identify and evaluate prospects, complete acquisitions and properly manage the integration of businesses is relatively unproven. Failure to properly evaluate and execute acquisitions or investments and to integrate completed acquisitions may have a material adverse effect on our business, results of operations, financial condition and cash flows.

In making or attempting to make acquisitions or investments, we face a number of risks, including risks related to:

•	identifying suitable candidates, performing appropriate due diligence, identifying potential liabilities and negotiating acceptable terms;

•	reducing our working capital and hindering our ability to expand or maintain our business, if we make acquisitions using cash;

•	the potential distraction of our management, diversion of our resources and disruption of our business;

•	retaining and motivating key employees of the acquired companies;

•	managing operations that are distant from our current headquarters and operation locations;

•	competing for acquisition opportunities with competitors that are larger than we are or have greater financial and other resources than we have;

•	accurately forecasting the financial impact of a transaction;

•	assuming liabilities of acquired companies, including existing or potential litigation related to the operation of the business prior to the acquisition;

•	maintaining good relations with the customers and suppliers of the acquired company;

•	effectively integrating acquired companies and assets and achieving expected synergies; and

•	maintaining sufficient cash to build the acquired business operations until they generate positive cash flow.

In addition, any acquired businesses, products or technologies may not generate sufficient revenue and cash flows to offset the associated costs of such acquisitions, and such acquisitions could result in other adverse effects. Moreover, from time to time, we may enter into negotiations for the acquisition of businesses, products or technologies but be unable or unwilling to consummate the acquisitions under consideration. This could cause significant diversion of managerial attention and resources.

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

Our future revenues depend upon continued market acceptance of our NetVault product portfolio as well as successful integration of our ColdSpark, Inc. acquisition and market acceptance of our message management product portfolio.

Currently we derive substantially all of our revenues from our NetVault product portfolio, and we expect this will continue for the foreseeable future. If the market does not continue to accept these products, our revenues will decline significantly, and this would negatively affect our results of operations, financial condition and cash flows. Factors that may affect the market acceptance of our NetVault products include the performance, price and total cost of ownership of our products, and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

In May 2009 we acquired ColdSpark, Inc. and the products we obtained as part of this acquisition are included in our message management division. The growth of our future revenues is dependent on our ability to successfully integrate the message management products into our business and on the market acceptance of these new products. If the market does not accept these products, the growth of our revenues could be hindered and this would negatively affect our results of operations, financial condition and cash flows. Factors that may affect the market acceptance of our message management products include the performance, price and total cost of ownership of our products, and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

We are dependent on certain key customers.

During fiscal 2009 and 2008, we had no customers that comprised more than 10% of our consolidated revenues. However, we have derived, and may continue to derive, a significant portion of our revenues from a limited number of OEM customers. If any of our largest OEM customers were to reduce purchases from us or we are unable to attract new OEM customers, our business would be adversely affected. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues, results of operations, financial condition and cash flows.

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

Our proprietary technologies are crucial to our success and ability to compete. We rely primarily on a combination of copyrights, trade secret laws, contractual provisions and trademarks to establish and protect our intellectual property rights in our proprietary technologies. Sometimes our products are licensed under “shrink wrap” license agreements that do not require a physical signature by the end user licensee and therefore may be unenforceable under the laws of some jurisdictions. We presently have five patents issued and we continually invest resources to gain additional patent protection for our proprietary technology. We may not be issued additional patents in the future, and the benefit we may derive from any patents, if and when issued, may equal or exceed the costs of obtaining such patents.

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

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States and to continue to take advantage of lower costs associated with software development outside the United States. As of June 12, 2009, we had 79 employees in Europe, the Middle East and Africa (“EMEA”) and 66 employees in the Asia-Pacific region out of 288 total employees. Our foreign operations and revenues are subject to a number of risks, including:

•	potential loss of proprietary information due to piracy, misappropriation, or weaker intellectual property protection laws or weaker enforcement of such laws;

•	imposition of foreign laws and other governmental controls, including trade restrictions, as well as the burdens of complying with a wide variety of multiple local, country and regional laws;

•	unexpected domestic and international political or regulatory changes;

•	fluctuations in currency exchange rates and general economic instability;

•	lack of acceptance of localized products, if any, in foreign countries;

•	longer negotiation and accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations; and

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

There is a limited market for our common shares and the trading price of our common shares is subject to volatility.

Our common shares have only recently been quoted on the OTCBB, following our delisting in February 2005 due to our failure to keep current in filing our periodic reports with the SEC. From February 2005 until May 27, 2009, trading of our common stock was conducted on the “Pink Sheets.” In addition, our common stock has not traded on the TSX since December 2004, when the Canadian jurisdictions of Ontario, Alberta and British Columbia issued cease trade orders due to delays in the filing of our financial statements. Our common shares were subsequently de-listed from the TSX in May 2006. In April 2009, the cease trade orders in all of the Canadian jurisdictions were lifted. The trading market for our common shares is limited and an active trading market may not develop. Selling our common shares may be difficult because the limited trading market for our shares on the OTCBB could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume.

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

Our stock price has fluctuated significantly in the past and is likely to continue to fluctuate significantly, making it difficult to resell shares when investors want to at prices they find attractive. Factors affecting the trading price of our common stock could include:

•	variations in our financial results;

•	our restatement of previously reported financial information and delayed filings for subsequent years;

•	announcements of innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in estimates of our financial results;

•	changes in the recommendations of any securities analysts that elect to follow our common stock;

•	market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;

•	any significant litigation brought against us;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	sales of substantial amounts of our common shares, or the perception that substantial amounts of our common shares will be sold, by our existing stockholders in the public.

General economic, political and stock market conditions may affect the market price of our common shares, and may cause our share price to fluctuate in ways unrelated or disproportionate to our operating performance. The stock market is subject to price and volume fluctuations that affect the market prices for companies in general, and small-capitalization, high technology companies in particular, which are often unrelated to the operating performance of these companies. In addition, in the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities, and we may be subject to a heightened risk of securities class action litigation and due to our restatement of previously published financial information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease 22,600 square feet in San Diego, California, for our corporate headquarters and our North American sales and development facility. We also lease 8,252 square feet in Broomfield, Colorado for our ColdSpark facility, 5,900 square feet in Poole, United Kingdom, for our EMEA development facility, 6,465 square feet in Reading, United Kingdom, for our EMEA sales and operations facility and 6,000 square feet in Tokyo, Japan, for our Asia-Pacific sales and operations facility. In addition to these facilities, we also lease several small sales offices throughout the world. We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

At June 12, 2009, there were no material pending legal proceedings to which we were a party or any of our property was subject. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

On March 31, 2009, we held a Special Meeting of Shareholders at the offices of Morrison & Foerster LLP in San Diego, California. Shareholders of record at the close of business on February 24, 2009 were entitled to notice of and to vote in person or by proxy at the special meeting. As of the record date there were 64,632,793 common shares and 18,000,000 preferred shares outstanding and entitled to vote. At the meeting, the shareholders of the Company voted on the election of six directors to hold office until the next annual meeting of shareholders, the appointment of Mayer Hoffman McCann P.C. (“MHM”) as our independent auditors and the adoption of the BakBone Software Incorporated 2009 Equity Incentive Plan (the “2009 Plan”). At the meeting, each of the six directors nominated by management was elected and the proposal for the appointment of MHM as our independent auditors was approved. The proposal to adopt and approve the 2009 Plan received insufficient votes and was defeated. The details of the votes cast on each of the proposals at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, and the number of abstentions, as applicable:

1.	To elect the following directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified:

	For	Withheld
Ian Bonner	56,490,789	2,167,274
James Johnson	37,729,875	20,928,188
Douglas Lindroth	53,252,242	5,405,821
Neil Mackenzie	56,832,449	1,825,614
Bruce Nakao	57,289,661	1,368,402
Archie Nesbitt	56,261,244	2,396,819

2.	To ratify the appointment of Mayer Hoffman McCann P.C. as our independent accountants for the fiscal year ending March 31, 2009:

For	Withheld
58,612,190	45,873

3.	To adopt and approve the BakBone Software Incorporated 2009 Equity Incentive Plan:

For	Against
18,377,569	26,620,808

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 27, 2009, our common share began to trade on the Over-the-Counter Bulletin Board, or OTCBB. Beginning in February 2005, our common shares were traded on the Pink Sheets, following our delisting from the OTCBB for failure to timely file our periodic reports with the SEC.

In December 2004, the Canadian jurisdictions of Ontario, Alberta and British Columbia issued cease trade orders due to delays in the filing of our financial statements. As a result of these cease trade orders, our common shares have not been traded on the TSX since December 2004. Our common shares were subsequently de-listed from the TSX in May 2006. On April 27, 2009, the cease trade orders were lifted.

The following table sets forth the high and low sales prices of our common shares during the periods indicated:

		Over the Counter Pink Sheets (U.S. $)
		High	Low
Fiscal 2009	Fourth Quarter	$0.70	$0.21
	Third Quarter	0.57	0.16
	Second Quarter	0.90	0.52
	First Quarter	1.00	0.70

Fiscal 2008	Fourth Quarter	1.14	0.60
	Third Quarter	1.35	1.03
	Second Quarter	1.69	1.05
	First Quarter	2.01	1.49

As of June 12, 2009, there were approximately 324 holders of record of our common shares. On June 12, 2009, the last reported sales price was $0.38.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A under the caption “Risk Factors,” and in the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: the success of our efforts to remain current in our reporting with the SEC and Canadian securities administrators and remediate our material weaknesses; risks that the anticipated benefits of our acquisitions will not be achieved; risks that the identified pipeline will not result in anticipated revenues; risks that the integration will take longer, cost more or result in more management distraction than anticipated; risks that future resale of the shares issued in the acquisition will have an adverse impact on the trading price of our common shares; the deteriorating economic and market conditions that lead to reduced spending on information technology products; competition in our target markets; potential capital needs; management of future growth and expansion; the development, implementation and execution of our Integrated Data Protection strategic vision; risk of third-party claims of infringement; protection of proprietary information; customer acceptance of our existing and newly introduced products and fee structures; the success of our brand development efforts; risks associated with strategic alliances; reliance on distribution channels; product concentration; need to develop new and enhanced products; potential product defects; our ability to hire and retain qualified employees and key management personnel; risks associated with changes in domestic and international market conditions and the entry into and development of international markets for our products; and other risks identified in this Annual Report on Form 10-K.

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

The following table summarizes consolidated revenues and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Year ended March 31,
	2009	2008
Consolidated revenues, net	$56,020	$50,869
North America revenues, net	21,414	20,030
As a percentage of consolidated revenues	38%	39%
Asia-Pacific revenues, net	20,283	16,359
As a percentage of consolidated revenues	36%	32%
EMEA revenues, net	14,323	14,480
As a percentage of consolidated revenues	26%	29%

In addition, we had consolidated deferred revenue balances as follows (in thousands):

	Year ended March 31,
	2009	2008
Consolidated deferred revenue	$91,765	$96,700

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

The following table identifies the revenue expected to be recorded in subsequent fiscal years related to deferred revenue as of March 31, 2009 (in thousands):

Fiscal year ending March 31,
2010	$44,081
2011	25,366
2012	15,655
2013	6,378
2014 and thereafter	285

$91,765

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

Effect of Recent Market Conditions, Uncertain Economic Environment and Recent Acquisitions on our Business

During fiscal 2009, our overall financial performance remained solid. Our total revenues increased by $5.2 million, or 10%, as compared to fiscal 2008. The increase in revenues can be attributed to the amortization of prior period bookings and partially off-set by a decrease in current period bookings. In fiscal 2009, our consolidated bookings decreased $2.5 million, or 4%, as compared to fiscal 2008. The decrease in bookings is largely due to a $4.6 million, or 37%, decrease in our OEM bookings as we experienced significant bookings transactions from certain of our OEM customers in fiscal 2008 which did not recur in fiscal 2009. In fiscal 2009, our VAR bookings increased $2.1 million, or 4%, due to the growth of our product acceptance in certain key markets.

During the second half of fiscal 2009, we experienced the effects of the worsening economic conditions and the significant disruptions in the global financial and credit markets. We experienced order delays and lengthening sales cycles worldwide, however more significantly in North America. These circumstances resulted in a $1.6 million, or 11%, decrease in bookings in the fourth quarter as compared to the third quarter. In November 2008, we effected a reduction in force to reduce operating expenses in response to the uncertainty associated with the current economic environment.

In May 2009, we acquired ColdSpark, Inc., a provider of enterprise email infrastructure solutions and platforms with an established presence with some of the world’s largest companies, in industries including financial services, manufacturing and media. Under the terms of the agreement, we will pay $15.9 million for ColdSpark, consisting of $8.1 million in cash and 18.2 million common shares with a deemed value of $7.8 million, with payments extending over three years. In connection with the closing, we paid $0.8 million in cash and issued 9.1 million shares of common stock. The second required payment for the acquisition is not due until June 2010 and includes both cash and additional common shares.

We believe the acquired ColdSpark product portfolio provides us with a strong presence in the rapidly-growing enterprise message management market and will significantly contribute to the growth of our operations in the future. In the near term, this operating segment will require significant cash investments in order to expand into new markets.

While we expect the near term market conditions to be challenging, we believe the need for organizations to protect, recover, maintain and manage their data will require our current customers, as well as new customers, to invest in their infrastructure. As a result, we intend to continue to prudently invest in our business, through continued product development and sales and marketing efforts. The predictability of bookings for existing products remains uncertain due to the economic environment. Additionally, the predictability and growth of our message management pipeline is uncertain. Therefore financial performance for fiscal 2010 is difficult to predict, including the extent of any revenue or bookings growth and the extent of operating income.

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

In December 2004, our common shares were subject to cease trade orders in the Canadian jurisdictions of Alberta, Ontario and British Columbia due to delays in the filing of our financial statements. As a result of these cease trade orders, our Board of Directors has prohibited equity award holders from exercising their awards. Consequently, employees who have left the Company since December 2004 were prohibited from exercising stock options and non-employees were prohibited from exercising equity instruments. Therefore, we have entered into exercise extension agreements with certain terminating employees and certain non-employees, whereby the post- termination exercise periods of equity awards were extended. Incremental stock-based compensation expense associated with the modifications was calculated using the Black-Scholes option pricing model, as the difference between the pre-modification and post-modification fair values of the equity instruments. These calculations involved the use of significant management judgments, as described above. Compensation expense was recorded in the period of modification for any value measured on the modification date.

As discussed in Note 2, Restatement, and Note 13, Quarterly Financial Data, of the accompanying consolidated financial statements, we have restated our consolidated financial statements for fiscal 2008, each of the quarters in fiscal 2008 and the first three quarters in fiscal 2009, in accordance with Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements, to correct errors in such consolidated financial statements that would have a material effect on the financial statements for fiscal 2009 and the fourth quarter of fiscal 2009, if not corrected. The restatement adjustments also include the correction of errors in prior periods which were not initially corrected in their respective years based on materiality. We do not believe that these adjustments are material to any of the restated periods.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Comparison of Results for Fiscal Years Ended March 31, 2009 and March 31, 2008

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

On a worldwide basis, we sell our NetVault products through two different sales channels: value-added resellers (“VAR”) and original equipment manufacturers and direct customers (“OEM”). VAR revenues are sourced from the sale of software licenses, related maintenance contracts and professional services through the reseller channel. Software licenses sold through the reseller channel do not generally involve customer-specific customization. OEM revenues are sourced from the sale of software licenses, related maintenance contracts and professional services sold through our OEM partners and to direct customers. Software licenses sold through the OEM channel generally involve customer-specific customization and are governed by specifically-negotiated contracts. OEM bookings and revenues are billed and collected centrally in North America in U.S. dollars and allocated to our three regions based upon the region in which the direct customer is located. As such, OEM bookings and revenues are not impacted by foreign exchange movements to the degree that our VAR bookings and revenues are impacted.

The following table summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2009	2008
Consolidated revenues, net	$56,020	$50,869
Increase over same period of prior year	10%
VAR revenues	$46,230	$41,143
Increase over same period of prior year	12%
OEM revenues	$9,790	$9,726
Increase over same period of prior year	1%

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2009	2008
North America	$15,200	$13,764
Increase over same period of prior year	10%
Asia-Pacific	$18,639	$14,523
Increase over same period of prior year	28%
EMEA	$12,391	$12,856
(Decrease) over same period of prior year	(4)%

VAR revenues in North America increased by $1.4 million, or 10%, to $15.2 million for the year ended March 31, 2009 compared to $13.8 million for the year ended March 31, 2008. Of the total VAR revenues recognized in the year ended March 31, 2009, 72% of the revenues were sourced from prior period bookings, with the remaining 28% sourced from current period bookings. The increase in revenues during the year ended March 31, 2009 was primarily due to increased maintenance and maintenance renewal bookings in prior periods.

VAR revenues in the Asia-Pacific region increased $4.1 million, or 28%, to $18.6 million for the year ended March 31, 2009 compared to $14.5 million for the year ended March 31, 2008. Of the total VAR revenues recognized in the year ended March 31, 2009, 78% of the revenues were sourced from prior period bookings, with the remaining 22% sourced from current period bookings. The increase in revenues during the year ended March 31, 2009 was primarily due to increased license and maintenance renewal bookings in Japan in the prior periods off-set partially by a decrease in license and maintenance bookings in the current period, and to the strengthening of the Japanese yen against the U.S. dollar during fiscal 2009. During fiscal 2009, the average Japanese yen to U.S. dollar exchange rate increased 12% as compared to fiscal 2008, causing an approximate increase of $1.8 million to $2.0 million in our Asia-Pacific revenues as reported in U.S. dollars.

VAR revenues in EMEA decreased $0.5 million, or 4%, to $12.4 million for the year ended March 31, 2009 compared to $12.9 million for the year ended March 31, 2008. Of the total VAR revenues recognized in the year ended March 31, 2009, 73% of the revenues were sourced from prior period bookings, with the remaining 27% sourced from current period bookings. During fiscal 2009, EMEA’s functional currency revenues increased due to increased license and maintenance and maintenance renewal bookings in both current and prior periods. However, during fiscal 2009 the average British pound to U.S. dollar exchange rate decreased 17% as compared to fiscal 2008, causing an approximate decrease of $2.1 million to $2.5 million in our EMEA revenues as reported in U.S. dollars.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Year ended March 31,
	2009	2008
North America	$15,109	$15,780
(Decrease) over same period of prior year	(4)%
Asia-Pacific	$18,391	$16,772
Increase over same period of prior year	10%
EMEA	$16,281	$15,113
Increase over same period of prior year	8%

VAR bookings in North America decreased $0.7 million, or 4%, to $15.1 million for the year ended March 31, 2009 from $15.8 million for the year ended March 31, 2008, due to a decrease in license and maintenance, and maintenance renewal bookings. The decrease in bookings was the result of the slowing of the economy in the United States in the second, third and fourth quarters of fiscal 2009.

VAR bookings in Asia-Pacific increased $1.6 million, or 10%, to $18.4 million for the year ended March 31, 2009 from $16.8 million for the year ended March 31, 2008. During the year ended March 31, 2009, our license and maintenance bookings transactions decreased by $0.5 million as a result of the slowing of the economy during the second half of fiscal 2009. The increase in bookings was the result of the strengthening of the Japanese yen against the U.S. dollar. During fiscal 2009, the average Japanese yen to U.S. dollar exchange rate increased 12% as compared to fiscal 2008 causing an approximate increase of $2.0 million in our Asia-Pacific bookings as reported in U.S. dollars.

VAR bookings in EMEA increased $1.2 million, or 8%, to $16.3 million for the year ended March 31, 2009 from $15.1 million for the year ended March 31, 2008. During the year ended March 31, 2009, our bookings transactions increased by $4.5 million due to an increase in license and maintenance bookings as a result of strong growth in key markets such as Germany, France and Benelux, in addition to increased market penetration in Spain, Eastern Europe and the Middle East. The increase in bookings was off-set partially by the weakening of the British pound against the U.S. dollar in fiscal 2009. During fiscal 2009, the average British pound to U.S. dollar exchange rate decreased 17% as compared to fiscal 2008, causing an approximate decrease of $2.5 million to $3.3 million in our EMEA bookings as reported in U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2009	2008
North America	$6,214	$6,266
(Decrease) over same period of prior year	(1)%
Asia-Pacific	$1,644	$1,836
(Decrease) over same period of prior year	(10)%
EMEA	$1,932	$1,624
Increase over same period of prior year	19%

North America OEM revenues decreased slightly to $6.2 million for the year ended March 31, 2009 from $6.3 million for the year ended March 31, 2008. The decrease in revenues is due to a significant decrease in current period bookings from two of our large OEM customers off-set by the amortization of prior period bookings.

OEM revenues in the Asia-Pacific region decreased $0.2 million, or 10%, to $1.6 million for the year ended March 31, 2009 from $1.8 million for the year ended March 31, 2008. During fiscal 2009, current period bookings remained flat while the amortization of prior period bookings decreased, causing revenues during fiscal 2009 to decrease.

EMEA OEM revenues increased $0.3 million, or 19%, to $1.9 million for the year ended March 31, 2009 from $1.6 million in the year ended March 31, 2008. During fiscal 2009, the amortization from prior period bookings increased causing an increase in revenues, while current period bookings remained relatively flat.

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

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2009	2008
North America	$3,973	$8,795
(Decrease) over same period of prior year	(55)%
Asia-Pacific	$1,898	$1,752
Increase over same period of prior year	8%
EMEA	$2,086	$2,007
Increase over same period of prior year	4%

North America OEM bookings decreased $4.8 million, or 55%, to $4.0 million for the year ended March 31, 2009 from $8.8 million for the year ended March 31, 2008. During fiscal 2008 we generated bookings of $4.6 million from one of our large OEM customers which did not recur in fiscal 2009 given the long-term nature of the fiscal 2008 transaction. Additionally, during fiscal 2009 our bookings from another one of our large OEM customers decreased $0.6 million due to a decrease in license bookings partially off-set by an increase in maintenance bookings. The decrease in bookings from these two OEM customers was partially off-set by increased bookings from four of our other OEM customers.

Asia-Pacific OEM bookings increased $0.1 million, or 8%, to $1.9 million for the year ended March 31, 2009 from $1.8 million for the year ended March 31, 2008. During fiscal 2009, bookings from two of our OEM customers increased a total of $0.3 million. These increases were partially off-set by a $0.2 million decrease in maintenance bookings from another one of our OEM customers.

EMEA OEM bookings increased $0.1 million, or 4%, to $2.1 million for the year ended March 31, 2009 from $2.0 million for the year ended March 31, 2008. During fiscal 2009, bookings from two of our OEM customers increased a total of $0.4 million due to which was partially off-set by a $0.3 million decrease in bookings from another one of our OEM customers.

Included below is a reconciliation of the total bookings to the total revenues recognized for the years ended March 31, 2009 and 2008 (in thousands):

For the year ended March 31, 2009	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the year ended March 31, 2009	$49,781	$7,957	$57,738
Bookings deferred into subsequent periods	(38,172)	(5,289)	(43,461)

Revenues from fiscal 2009 bookings	$11,609	$2,668	$14,277

Revenues sourced from prior period bookings:
Period ending March 31, 2003	$126	$0	$126
Period ending March 31, 2004	84	293	377
Period ending March 31, 2005	3,647	234	3,881
Period ending March 31, 2006	7,301	1,056	8,357
Period ending March 31, 2007	7,852	1,671	9,523
Period ending March 31, 2008	15,611	3,868	19,479

Total revenues recognized in the year ended March 31, 2009	$46,230	$9,790	$56,020

For the year ended March 31, 2008	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the year ended March 31, 2008	$47,665	$12,554	$60,219
Bookings deferred into subsequent periods	(37,155)	(10,028)	(47,183)

Revenues from fiscal 2008 bookings	$10,510	$2,526	$13,036

Revenues sourced from prior period bookings:
Period ending March 31, 2003	$127	$3	$130
Period ending March 31, 2004	3,280	1,004	4,284
Period ending March 31, 2005	6,342	1,242	7,584
Period ending March 31, 2006	7,341	2,120	9,461
Period ending March 31, 2007	13,543	2,831	16,374

Total revenues recognized in the year ended March 31, 2008	$41,143	$9,726	$50,869

Cost of revenues

Cost of revenues for the year ended March 31, 2009 totaled $7.1 million compared with cost of revenues of $6.8 million for the year ended March 31, 2008. The increase in costs of revenues was the result of an increase in third-party royalties and payroll related expenses. Gross margin remained flat at 87% for both of the years ended March 31, 2009 and 2008 due to our ability to support a growing customer base while maintaining a consistent level of customer support off-set by an increase in third-party royalties during fiscal 2009.

Sales and marketing expenses

Sales and marketing expenses decreased by $1.5 million, or 5%, to $27.0 million for the year ended March 31, 2009, from $28.5 million for the year ended March 31, 2008. The decrease was primarily attributable to a $1.4 million decrease in stock-based compensation expense primarily related to the $1.3 million one-time charge recorded in fiscal 2008 related to a warrant that was issued to a reseller in connection with a development and licensing arrangement. Additionally, during fiscal 2009 we experienced significant fluctuations in our foreign currency exchange rates from both the Japanese yen and British pound to the U.S. dollar which resulted in an approximate $0.5 million to $0.8 million net decrease in our sales and marketing expenses as reported in U.S. dollars. During fiscal 2009, our payroll related expenses remained flat as a result of increased personnel costs off-set by decreased sales commissions during the period.

Research and development expenses

Research and development expenses increased by $0.5 million, or 5%, to $11.2 million for the year ended March 31, 2009, from $10.7 million for the year ended March 31, 2008. The increase was primarily attributable to a $1.6 million increase in payroll related expenses as a result of increased personnel and the use of other internal resources to support our research and development activities. During fiscal 2009, our outsourced labor costs decreased $1.0 million as we reduced and ultimately eliminated our outsourced research and development activities. Additionally, during fiscal 2009, we experienced significant fluctuations in our foreign currency exchange rates from both the Japanese yen and British pound to the U.S. dollar which resulted in an approximate $0.4 million net decrease in our research and development expenses as reported in U.S. dollars.

General and administrative expenses

General and administrative expenses increased by $2.0 million, or 14%, to $16.8 million for the year ended March 31, 2009, from $14.8 million for the year ended March 31, 2008. The increase was primarily attributable to a $1.2 million settlement with one of our OEM customers, a $1.0 million increase in payroll related expenses and a $1.0 million increase in accounting legal and professional service fees. For the years ended March 31, 2009 and 2008, we incurred audit fees of $3.7 million and $2.8 million, respectively. These audit fees, as well as additional costs associated with other accounting, legal and professional service fees, related to the completion of our prior years audited financial statements. During fiscal 2009, we completed and filed with the SEC our audited financial statements for the years ended March 31, 2004 through 2008. We expect that the costs associated with financial statement audits and related professional service fees will decline significantly beginning in fiscal 2010. Additionally, during fiscal 2009 we entered into a $1.4 million settlement agreement with one of our OEM customers related to their reporting and overpayment of prior years maintenance bookings. The settlement agreement requires us to offset cash payments owed to us over a three year period beginning in the fourth quarter of fiscal 2009 and has a present value of $1.2 million.

These increases to general and administrative expenses were partially off-set by a $0.3 million reversal of a prior period payroll tax accrual which was determined to no longer be necessary and a $0.2 million decrease in amortization expense as certain intangible assets were fully amortized at the end of fiscal 2008. We also experienced significant fluctuations in our foreign currency exchange rates from both the Japanese yen and British pound to the U.S. dollar which resulted in an approximate $0.2 million net decrease in our general and administrative expenses as reported in U.S. dollars.

Realized gain on sale of available-for-sale securities

During the year ended March 31, 2008, we sold marketable securities which were classified as available-for-sale investments, generating a realized gain of $0.7 million.

Interest expense

During the year ended March 31, 2009, we reversed prior years interest expense of $0.2 million related to a payroll tax accrual which was determined to no longer be necessary. Excluding this reversal, interest expense decreased to $0.1 million for the year ended March 31, 2009 from $0.2 million for the year ended March 31, 2008. The decrease in interest expense during fiscal 2009 was due to lower interest expense related to our debt and capital lease balances and no interest expense recorded related to the payroll tax accrual during fiscal 2009.

Foreign exchange gain (loss)

During the years ended March 31, 2009 and 2008, we recorded net foreign exchange gains of $0.8 million and $1.4 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the year ended March 31, 2009, our net foreign exchange gains consisted of $0.3 million of foreign exchange gains related to the strengthening of the Japanese yen against the British pound and the U.S. dollar on intercompany balances, and of $0.5 million of foreign exchange gains related to currency transactions in our Asia-Pacific and EMEA regions. During the year ended March 31, 2008, our net foreign exchange gains consisted of $1.6 million of foreign exchange gains related to the strengthening of the Japanese yen against the U.S. dollar on intercompany balances, partially off-set by $0.2 million of foreign exchange losses related to currency transactions in our Asia-Pacific and EMEA regions.

Provision for income taxes

During the years ended March 31, 2009 and 2008, we recorded provisions for income taxes of $0.4 million and $0.2 million, respectively. During the year ended March 31, 2009, our provision for income taxes of $0.4 million related to $0.3 million of taxes on income generated in certain jurisdictions and $24,000 of withholding taxes on certain transactions between our foreign subsidiaries. During the year ended March 31, 2008, our provision for income taxes of $0.2 million related to taxes on income generated in certain jurisdictions and $24,000 of withholding taxes on certain transactions between our foreign subsidiaries.

We have incurred consolidated pre-tax losses during the years ended March 31, 2009 and 2008, and have incurred operating losses in all periods prior to 2008. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

As of March 31, 2009, we had $8.4 million of cash and cash equivalents and $34.2 million in negative working capital, or $9.9 million in positive working capital after excluding the current portion of deferred revenue, as compared to $9.5 million of cash and cash equivalents and $30.7 million in negative working capital, or $14.2 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2008. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash provided by operating activities was $1.5 million during the year ended March 31, 2009, compared to net cash used in operating activities of $1.0 million for the year ended March 31, 2008. Net cash provided by operating activities during fiscal 2009 was the result of a decrease in net loss as well as an increase in cash collections. During fiscal 2009 we consumed significant cash resources for payroll costs and professional service fees associated with the restatement and completion of our audited financial statements for the fiscal years ended March 31, 2004 through 2008. Despite these significant cash outlays we did experience a decrease in net loss during the year ended March 31, 2009 due to the amortization of prior period bookings transactions to revenues. Based on the revenue recognition treatment of fees generated under our sales arrangements, the timing of revenue recognition and the timing of our cash receipts do not occur in the same period.

Investing Activities

Net cash used in investing activities was $0.6 million and $0.3 million for the years ended March 31, 2009 and 2008, respectively. Capital expenditures were $0.8 million during the year ended March 31, 2009 compared to $1.0 million during the year ended March 31, 2008. During the year ended March 31, 2009, $0.2 million of our restricted cash balance was released from the related pledge deposit account. During the year ended March 31, 2008, we received cash of $0.7 million upon the sale of available-for-sale securities.

Financing Activities

During the year ended March 31, 2009 and 2008, net cash used in financing activities of $0.9 million and $0.8 million, respectively, consisted of payments on capital lease and long term debt obligations.

Factors That May Affect Future Financial Condition and Liquidity

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt and operating and capital leases, all of which are currently expected to be funded through existing working capital. Aside from these recurring operating expenses, we expect to incur approximately $1.3 million in capital expenditures in fiscal 2010. In May 2009, we acquired ColdSpark and certain assets of Asempra Technologies. In connection with these acquisitions, we made cash payments totaling $1.1 million and added additional personnel to our organization. The terms of the merger agreement with ColdSpark require us to make additional cash payments totaling $7.4 million, plus any applicable interest, over a three year period beginning in fiscal 2011.

During fiscal 2009, we experienced a decrease in bookings as a result of the deteriorating economic and industry conditions as well as other financial and business factors, many of which are beyond our control. In addition, our acquisition of ColdSpark and certain assets of Asempra Technologies has resulted or will result in additional costs associated with acquiring, integrating and developing the businesses and related products. As a result, although we have taken measures to reduce our operating costs, we expect our cash balance to decrease over the next year. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Annual Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening that has occurred in the credit markets, general economic conditions, our recent SEC filing delinquencies and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At March 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this annual report.

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS No. 157, Fair Value Measurements (“SFAS 157”) to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to our fiscal 2010. We are currently evaluating the impact that FSP 157-2 will have on our future consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. FSP 157-4 reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP 157-4 is effective for interim and annual periods ended after June 15, 2009. The Company does not expect the adoption of FSP 157-4 to have a material effect on our consolidated financial statements.

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

On April 1, 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). The FSP amends the guidance in SFAS 141R-1 to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if the fair value can be reasonably estimated. If the fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Statement No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes recognized contingencies at the acquisitions date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 or our fiscal 2010. This FSP could have a material impact on any business combination we enter into in fiscal 2010 or future periods.

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

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 62% and 61% of our total revenue for fiscal 2009 and 2008, respectively.

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

Our consolidated financial statements as of and for the years ending March 31, 2009 and 2008 and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal years ended March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009, due to the material weaknesses described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

Based on its assessment, management identified material weaknesses in our internal control over financial reporting as described below. Management has concluded that, as a result of these material weaknesses, our internal control over financial reporting was not effective as of March 31, 2009 based on the criteria established by COSO.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

c) Description of Material Weaknesses and Management’s Remediation Initiatives

In December 2004, we determined that our fiscal 2004 and prior period consolidated financial statements required restatement. From January 2005 through May 2006, we performed an extensive review of our business processes in connection with the restatement and in April 2006, our board of directors determined that an independent investigation should be directed by a special committee of the board of directors, with respect to our historical business practices surrounding revenue recognition. The internal investigation concluded that we improperly recognized revenue in previous periods. The internal investigation was completed in September 2006. The independent investigation and restatement activities required us to expend significant management time and incur significant accounting and other expenses. The restatement of the fiscal 2004 financial statements was completed in August 2008 and filed with the SEC along with the fiscal 2005 and 2006 audited financial statements in our fiscal 2006 Annual Report on Form 10-K. In February 2009, we filed our fiscal 2007 and 2008 audited financial statements in our 2008 Annual Report on Form 10-K. The fiscal 2006 and fiscal 2008 Annual Reports on Form 10-K identified material weaknesses related to our fiscal years ended March 31, 2005, 2006, 2007 and 2008. We have remediated several of the material weaknesses identified for those fiscal years, as described below; however, in some cases we have not completed the actions necessary to remediate all of the material weaknesses noted for the fiscal years ended March 31, 2005, 2006, 2007 and 2008, and in other cases we have not been able to test the remediated controls in a manner that would enable us to conclude that such controls are effective. The following is a description the material weaknesses as of March 31, 2009.

1.	Inadequate communication of corporate and accounting policies

We did not effectively communicate, execute and enforce corporate and accounting policies and procedures, the majority of which were intended to ensure compliance with U.S. GAAP and to mitigate the risk of fraudulent financial reporting.

2.	Inadequate controls surrounding the review of key spreadsheets used to prepare journal entries

We did not design and implement adequate controls related to the review of key spreadsheets used to prepare journal entries which increased the risk that spreadsheet errors could go undetected and result in material errors in our financial statements.

3.	Inadequate controls over the identification, billing, collecting and remitting of sales and use taxes on software license and maintenance transactions

We did not design and implement adequate controls related to the identification, billing, collecting and remitting of sales and use taxes on sales to certain North America customers which resulted in errors in our historical financial statements.

Due to the material weaknesses described above, there was a reasonable possibility that material misstatements of our annual or interim financial statements would not have been prevented or detected on a timely basis.

Management’s Remediation Initiatives:

To address the need to improve controls over the communication, execution, and enforcement of corporate accounting policies, we plan to:

•

design and implement an overall accounting policy life cycle document that defines the policy creation, review, approval, communication, and monitoring process for the Company’s accounting policies; and

•

conduct quarterly U.S. GAAP review meetings with our worldwide Finance & Accounting Group, the purpose of which is to discuss any existing, new, or future internal accounting policies and U.S. GAAP standards applicable to the business of the Company.

To address the need to improve controls over the review of key spreadsheets used to support journal entries, we plan to:

•	design and implement controls over the review of key spreadsheets, including a review of the data integrity and formulas within the key spreadsheets; and

•	design and implement change management controls related to key spreadsheets.

To address the need to improve controls over the identification, billing, collecting and remitting of sales and use taxes, we have initiated or will initiate the following actions:

•

engaged a third-party sales tax consultant with specific experience in software transactions to provide guidance and support in our efforts to comply with domestic and foreign state sales tax regulations; and

•	design and implement controls to ensure that we properly identify, bill, collect and remit all necessary sales and use taxes.

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

d) Changes in Internal Control Over Financial Reporting

Our fiscal 2006 Annual Report on Form 10-K filed in August 2008 and our fiscal 2008 Annual Report on Form 10-K filed in February 2009 identified material weaknesses related to our fiscal years ended March 31, 2005, 2006, 2007 and 2008. During fiscal 2007 and 2008 we made significant progress in remediating the material weaknesses identified in our fiscal 2006 and 2008 Annual Reports; however, we were not able to complete the actions necessary to remediate the material weaknesses on or before March 31, 2007 and 2008. During fiscal 2009, we made additional progress and were able to complete the actions necessary to remediate several of the material weaknesses that existed as of March 31, 2005, 2006, 2007 and 2008. Below is a description of the material weaknesses that were noted in the most recent annual report and have been remediated as of March 31, 2009. During the quarter ended March 31, 2009 we were able to complete our evaluation and conclude that the following material weaknesses have been remediated.

i.	Ineffective design and execution of activities critical to promote a strong tone at the top, to establish a culture of integrity and to perform a sufficient risk assessment process.

As of March 31, 2009, we completed our evaluation of the actions taken to remediate the material weakness in the design and execution of activities critical to promote a strong tone at the top, to establish a culture of integrity, and to perform a sufficient risk assessment process. In connection with our remediation effort we implemented the following activities during the last three fiscal years:

•	Updated our business code of conduct and established corporate governance, insider trading and worldwide sales practices and policies and procedures;

•	Replaced certain employees with others who exhibited a desire to promote ethical business practices;

•

Implemented a quarterly certification process for our sales personnel, and we are currently in the process of enhancing a financial statement sub-certification process for our worldwide accounting and finance personnel;

•	Initiated periodic communications from our CEO to all employees world-wide that focus on proper business conduct and ethics;

•	Implemented an end-user purchase order confirmation process in support of sales transactions recorded by the Company;

•

Enhanced the risk assessment process by increasing the involvement of senior management in identifying and evaluating company-wide and business-level risks, including those risks associated with fraud;

•

Enhanced our corporate training program, by implementing an annual on-line training course, in various languages, which is required to be completed by all employees annually and communicates our corporate programs and policies, including those related to proper business conduct and ethics; and

•

Refined our process related to monitoring our ethics and compliance hotline by implementing an on-line program which monitors any calls to our ethics and compliance hotline and automatically notifies the appropriate individuals, including external legal counsel.

ii.	Insufficient accounting and finance personnel

As of March 31, 2009, we completed our evaluation of the actions taken to remediate the material weakness related to insufficient accounting and finance personnel. In connection with our remediation process we performed the following:

•	Hired additional personnel whose primary responsibilities are to ensure compliance with SOP 97-2 and other applicable revenue recognition guidance;

•

Restructured the finance and accounting, human resources, and information technology departments, which involved the reassignment of internal roles and responsibilities, the hiring of additional personnel within these departments, and increased communication between corporate and the operating regions;

•

Hired a bilingual controller in our Asia-Pacific region in order to increase the effectiveness of communications between the regional office and our corporate headquarters and within the accounting and finance group; and

•	Hired a new Chief Financial Officer (“CFO”) with significant experience in U.S. GAAP and Sarbanes-Oxley compliance for publicly-traded international operating companies. A significant focus for the new CFO has been to provide additional focus to the remediation plans for our internal control over financial reporting;

iii.	Lack of controls designed to ensure the appropriate recognition of revenue for sales transactions

As of March 31, 2009, we completed our evaluation of the actions taken to remediate the material weakness in ensuring the appropriate recognition of revenue for sales transactions. In connection with our remediation process we implemented the following:

•

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

•

Enhanced sales, sales returns, and other revenue recognition policies to include clarification of the treatment of product returns and exchanges and the requirements for sales transaction support, and improved the communication related to such policies; and

•	Developed a policy memorandum which documents our key revenue elements and the appropriate accounting under U.S. GAAP for each of the key revenue elements.

iv.	Lack of controls designed to ensure appropriate accounting for intercompany transactions, foreign currency gains and losses related to intercompany accounts and other foreign currency transactions

As of March 31, 2009, we completed our evaluation of the actions taken to remediate the material weakness related to the accounting for intercompany transactions, foreign currency gains and losses related to intercompany accounts and other foreign currency transactions. In connection with the remediation process we implemented the following:

•	developed and implemented a policy memorandum which documents the appropriate U.S. GAAP treatment for intercompany transactions including foreign currency gains and losses; and

•	implemented additional analytical procedures designed to detect any material errors in our calculations of the foreign currency gain and losses on intercompany transactions.

v.	Lack of controls designed to identify and account for certain stock-based compensation transactions

As of March 31, 2009, we completed our evaluation of the actions taken to remediate the material weakness related to the identification and accounting for certain stock-based compensation transactions. In connection with our remediation process we implemented the following:

•

added additional personnel qualified in accounting for these transactions to identify and review all stock-based transactions during the reporting periods and document in policy memorandums the applicable U.S. GAAP treatment;

•	implemented review procedures over the completeness and validity of the equity award information used in calculating stock-based compensation expense; and

•	enhanced our controls over ensuring the completeness of our equity transactions by requiring all proposed equity transactions to be reviewed and approved by the CFO prior to finalization.

vi.	Failure to adequately support items in our income tax accounts and disclosures

As of March 31, 2009, we completed our evaluation of the actions taken to remediate the material weakness in adequately supporting items in our income tax accounts and disclosures. In connection with our remediation process we enhanced our policies and procedures to ensure that the necessary supporting tax schedules are complete, accurate and reviewed by senior management on a quarterly basis. These enhancements include additional accounting memorandums for significant tax matters and a closing process checklist which lists all required tax schedules and necessary procedures to ensure the completeness and accuracy of our income tax provision.

vii.	Insufficient monitoring of financial statement close and preparation process

As of March 31, 2009, we completed our evaluation of the actions taken to remediate the material weakness related to the insufficient monitoring of the financial statement close and preparation process. In connection with our remediation process we implemented the following:

•	enhanced our monthly and quarterly close process to ensure that all necessary journal entries were recorded and all material account reconciliations were performed;

•

implemented regional and consolidated financial statement analytic procedures whereby regional and consolidated financial statement accounts are compared to the prior period financial statement accounts and reviewed for any unusual or inappropriate transactions or variances;

•	strengthened our segregation of duties surrounding the preparation, review and posting of journal entries; and

•

implemented additional monitoring controls related to our disclosure committee, which is responsible for the review of our periodic financial statement filings to ensure their completeness and accuracy.

viii.	Inadequate controls over the processing of transactions and posting of journal entries

As of March 31, 2009, we completed our evaluation of the actions taken to remediate the material weakness in processing transactions and posting journal entries. In connection with our remediation process we implemented the following:

•	strengthened our controls related to the review and approval of payments to vendors and employees;

•	enhanced our controls related to the review and posting of journal entries; and

•	strengthened our controls related to ensuring appropriate segregation of duties amongst key accounting personnel throughout our financial statement process.

ix.	Lack of controls to ensure the existence of property and equipment

As of March 31, 2009, we completed our evaluation of the actions taken to remediate the material weakness related to the lack of controls to ensure the existence of property and equipment. In connection with our remediation process we implemented controls related to the periodic physical inventory of property and equipment to ensure its existence.

x.	Insufficient review of sales order entry process

As of March 31, 2009, we completed our evaluation of the actions taken to remediate the material weakness related to the insufficient review of the sales order entry process. In connection with our remediation process we re-designed the sales order process and implemented additional controls to prevent and detect inappropriate entries to the sales order system and to review and reconcile our deferred revenue balances.

Except for the remediation of material weaknesses described above, there has been no change in our internal control over financial reporting during the fiscal year ended March 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On June 15, 2009, Roy Hogsed was appointed as our Senior Vice President of World Wide Sales, effective immediately. In connection with his appointment, on June 15, 2009, we executed an offer letter (the “Offer Letter”), Change in Control Agreement (the “Change in Control Agreement”) and Indemnification Agreement (the “Indemnification Agreement”) with Mr. Hogsed. The Offer Letter provides, among other things, for the following: (a) a base annual salary of $200,000; (b) eligibility to receive an annual bonus of up to 87.5% of his base salary based on the achievement of goals and objectives in accordance with our current bonus program, beginning with the 2010 fiscal year; (c) eligibility to participate in our stock incentive program upon approval of our board of directors; (d) if Mr. Hogsed is terminated other than for cause, death or disability, or if he terminates his employment with us for good reason, other than in connection with a change in control, Mr. Hogsed is entitled to receive severance payments equal to six months of his base salary conditioned on his execution of a release. If Mr. Hogsed is terminated without cause or terminates his employment with good reason in connection with a change in control, the terms of the Change in Control Agreement will govern.

Under the terms of Mr. Hogsed’s Change in Control Agreement, if within 12 months of a change in control of the Company, Mr. Hogsed is either terminated by us without cause or voluntarily terminates his employment with good reason, Mr. Hogsed would be entitled to receive: (a) severance payments equal to nine months of his base salary in effect as of the date of termination, payable either in a lump sum or over nine months in accordance with the Company’s regular payroll practices; (b) continuation of healthcare benefits for nine months if the severance payment is payable over nine months in accordance with the Company’s regular payroll practices; and (c) acceleration of vesting of any unvested stock options outstanding at the time of termination. The term “good reason” is defined to mean termination by Mr. Hogsed following the occurrence of any of the following events without Mr. Hogsed’s consent: (i) a material and substantial diminution in his responsibilities; (ii) a reduction in base salary to a level below that in effect at any time within the six months preceding the change in control, provided that an across-the-board reduction in salary of substantially all other individuals in similar positions does not constitute a salary reduction; (iii) requiring that Mr. Hogsed be based at any place outside of a 50 mile radius of the location of his employment or his residence prior to the change in control.

The Company has also entered into the Indemnification Agreement with Mr. Hogsed. The Indemnification Agreement provides that the Company will indemnify Mr. Hogsed from and against any expenses incurred by him as an officer of the Company to the fullest extent permitted by the Canada Business Corporations Act.

On June 19, 2009, our Compensation Committee approved the fiscal 2010 annual salaries and target incentive bonuses for our executive officers that have been with the Company for greater than six months. The annual salaries and target bonuses are effective April 1, 2009 as follows:

Executive Officer	Annual Salary	Target Incentive Bonus
Jim Johnson	$300,000	$210,000
Steve Martin	$250,000	$100,000
Ken Horner	$235,000	$165,000
Dan Woodward	$235,000	$90,000

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Listed below are the seven members of our board of directors whose terms expire at the next annual meeting of shareholders.

Name	Position	Age	Director Since
Ian Bonner(1)(2)(3)	Director	54	2004
James Johnson	President, Chief Executive Officer, and Director	62	2004
Douglas Lindroth(2)	Director	42	2007
Neil MacKenzie(1)	Director	64	2000
Bruce Nakao(1)(3)	Director	65	2004
Archie Nesbitt(2)	Director	60	2000
Richard N. Frasch	Director	57	2009

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.

Ian Bonner has served as president and chief executive officer of Attensity Group, a California based technology company that provides sophisticated data and semantic analytics, since January 2009. Mr. Bonner served as chief executive officer of ColdSpark, a Colorado based technology company, from March 2008 through November 2008 and as acting chief executive officer from November 2008 through April 2009. Mr. Bonner was a member of the Board of Directors of ColdSpark from March 2007 through May 2009. We acquired ColdSpark on May 13, 2009. Mr. Bonner served as the president, chief executive officer and director of INXIGHT Software, Inc. a leading developer of text analytics software for complex intelligence discovery projects, from June 2004 through July 2007. The company was acquired by Business Objects SA in July 2007. He currently serves on the board of directors for Island Pacific Software (AMEX: IPI), Wireless Matrix Corporation (TSX:WRX) and ITKO Software, a privately held software developer of development and testing tool software. From May 2003 until February 2004, Mr. Bonner was the president and chief executive officer of Sistina Software. Sistina Software was acquired by RedHat, Inc. in December 2003. From April 2001 until March 2003, Mr. Bonner was the president and chief executive officer for Terraspring Software, a privately held developer of infrastructure automation software that was subsequently acquired by Sun Microsystems. From August 1992 to April 2001, Mr. Bonner held various senior management positions at IBM and participated in the internal development and acquisition of Lotus Notes and Tivoli Storage Manager, IBM’s storage management and archiving software. Mr. Bonner received his Bachelor of Commerce from the University of the Witwatersrand and his Post-Graduate Marketing and Advanced Diploma from the University of South Africa.

James Johnson has served as our president, chief executive officer and a director since November 2004. He was also designated as our principal financial officer from September 2007 through August 2008 and has served as chairman of the board since February 2009. Mr. Johnson joined us from SoftBrands Inc. Hospitality Group, a software company, where he most recently served as president and chief technology officer. Prior to joining SoftBrands in 2001, Mr. Johnson was president and senior vice president of Asia-Pacific Group of Sterling Commerce, Inc., a former NYSE-listed company specializing in e-commerce software and services, where he also held numerous senior positions during his 20 year career at Sterling Commerce and Sterling Software. From 1976 to 1982, Mr. Johnson was co-founder and co-president of privately-held Application Development Systems, Inc. where he was instrumental in the development of one of the industry’s first direct attached storage management products. Mr. Johnson earned his bachelor’s degree in Operational Research from California State University, Fresno. Mr. Johnson also serves on the board of directors of Lister Technologies, Ltd.

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

Richard N. Frasch, is former vice president of business development and legal affairs for GlobiTech Holding Company, a holding company for epitaxial wafering companies headquartered in Texas, where he served from December 2005 through the sale of that company’s main operating subsidiary and the dissolution of the holding company in late 2008. Prior to GlobiTech, Mr. Frasch served as a managing director at KLM Capital Group, an international venture capital firm, where he focused on high technology investments in the U.S. and Asia from October 1998 to November 2005. Mr. Frasch has also worked in a variety of executive positions including as a managing director and general counsel of Talegen Holdings, Inc., a group of property and casualty insurance companies previously owned by Xerox Corporation, as well as Pettit & Martin and Chickering & Gregory, two San Francisco-based law firms. Mr. Frasch has a B.A. degree from Claremont Men’s College, where he graduated magna cum laude, and a J.D. degree from the University of California at Berkeley.

Executive Officers and Directors

Currently, all of our directors hold office until the next annual meeting of our shareholders and until their successors have been duly elected and qualified. Our officers are elected and serve at the discretion of our board of directors. There are no family relationships among any of our directors and executive officers.

Executive Officers

The following sets forth certain information regarding certain of our officers as of May 29, 2009. Information pertaining to Mr. Johnson, who is both a director and an executive officer of the Company, may be found in the section entitled “Directors.”

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

Steven Martin, age 48, joined BakBone on August 20, 2008 as chief financial officer and senior vice president. From January 2008 through June 2008, Mr. Martin served as acting chief accounting officer for Leap Wireless International, a publicly traded wireless communications company listed on the Nasdaq Global Select Market. Mr. Martin served as chief financial officer of Stratagene Corporation, a publicly traded company specializing in the development, manufacturing and marketing of specialized research and clinical diagnostic products, from July 2005 to June 2007 and was director of finance of Stratagene Corporation from May 2004 through June 2005. Stratagene was acquired by Agilent Technologies in June 2007. From March 2001 to May 2003, Mr. Martin served as controller of Gen-Probe Incorporated, a publicly traded company that develops, manufactures and markets nucleic acid testing products for the diagnosis of disease and screening human blood. Prior to that, Mr. Martin served as vice president finance of Nuera Communications, Inc., vice president and controller of Aldila Golf Corp. and senior audit manager of Deloitte & Touche LLP. Mr. Martin is a certified public accountant and holds a B.S. in Accounting from San Diego State University.

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

Roy Hogsed, age 66, joined BakBone on June 15, 2009 as our senior vice president of worldwide sales. Prior to joining BakBone, Mr. Hogsed served as executive vice president of worldwide sales at nuBridges, Inc., a software company that offers software and services to protect sensitive data, from May 2006 to June 2009, where he was instrumental in restructuring their sales team and increasing revenues year over year. Mr. Hogsed served as president and chief executive officer of iSoft, Inc., a startup application software company, from November 2002 to May 2006, where he developed their distribution channels resulting in revenue growth. Before joining iSoft, Inc., Mr. Hogsed spent 29 years working with various software companies on developing their sales teams, increasing their distribution channels and growing revenues.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2009, all Section 16(a) filing requirements were complied with in a timely manner.

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

Summary Compensation Table

The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other two most highly compensated executive officers for the fiscal years ended March 31, 2009 and 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Compensation Plan ($)	All Other Compensation ($)	Total ($)
James Johnson	2009	275,000	—	134,925	204,750	—	614,675
Chief Executive Officer	2008	275,000	—	257,277	210,000	—	742,277

Kenneth Horner	2009	235,000	—	—	71,471	—	306,471
Senior Vice President, Corporate Development and Strategy	2008	235,000	—	—	171,958	—	406,958

Dan Woodward	2009	225,000	—	—	34,126	—	259,126
Senior Vice President, Product Delivery	2008	225,000	—	—	32,988	—	257,988

(1)	Represents the dollar amount recognized for financial statement purposes with respect to fiscal 2008 or 2009, as applicable, for the fair value of options granted in prior fiscal years, in accordance with SFAS 123(R).

Outstanding Equity Awards at March 31, 2009

The following table sets forth for the number of securities underlying outstanding option awards under our equity compensation plans for each named executive officer as of March 31, 2009. There are no outstanding shares of restricted stock held by our named executive officers as of March 31, 2009.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Johnson	1,300,000	—	$1.08	11/1/2014
Kenneth Horner	—	—	—	—
Dan Woodward	—	—	—	—

(1)	The shares underlying this option vest over a four-year period, with 25% of the options becoming exercisable on the first anniversary of the date of grant and the remaining 75% vesting monthly over the remaining three years. The option was granted on November 1, 2004.

Executive Employment Agreements

We entered into a letter agreement with Mr. James Johnson, our President and Chief Executive Officer, on October 28, 2004. Pursuant to the letter agreement, Mr. Johnson receives an annual salary and may be eligible to receive an annual bonus based on the achievement of specific performance goals. Mr. Johnson’s current base salary is $275,000 and for fiscal year 2008 he was eligible to receive up to $210,000 as an annual bonus. In addition, under the terms of the letter agreement, Mr. Johnson was issued an option to purchase 1,300,000 shares of our common stock. This option vests over four years, with the first 25% of the options vesting on the first anniversary of Mr. Johnson’s commencement of employment with us and the remaining shares vesting monthly. In the event of a change in control, all unvested stock options held by Mr. Johnson become fully vested. If

Mr. Johnson is terminated without cause he is entitled to a severance benefit of twelve months base salary. In addition, any unvested equity awards accelerate on the termination date as if Mr. Johnson had been employed for an additional 12-month period after the termination date.

We entered into a letter agreement with Mr. Steven R. Martin, our Chief Financial Officer, on August 18, 2008. Pursuant to the agreement, Mr. Martin receives an annual salary and may be eligible to receive an annual bonus based on the achievement of specific performance goals. Mr. Martin’s current base salary is $250,000 and he is currently eligible to receive up to $75,000 as an annual bonus. If Mr. Martin is terminated without cause he is entitled to a severance benefit of six months of his base salary.

We entered into a letter agreement with Mr. Robert Wright, our General Counsel and Senior Vice President, on February 9, 2009. Pursuant to the agreement, Mr. Wright receives an annual salary and may be eligible to receive an annual bonus based on the achievement of specific performance goals. Mr. Wright’s current base salary is $230,000 and he is currently eligible to receive up to $69,000 as an annual bonus. If Mr. Wright is terminated without cause he is entitled to a severance benefit of six months of his base salary.

Change in Control Agreements

We have entered into Change in Control Letter Agreements with Mr. Woodward, Mr. Horner, Mr. Martin and Mr. Wright. The agreements each identify the additional employment benefits to be provided to each individual in the event of a change in control, defined by the agreement as one or more of the following events, whether in a single transaction or a series of related transactions: (i) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; (ii) the sale, transfer or other disposition of all or substantially all of the Company’s assets; (iii) any transaction as a result of which any person or related group of persons becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing at least 50% of the total voting power represented by the Company’s then outstanding voting securities, other than as a result of the new issuance of securities by the Company in any transaction or series of related transactions determined by the board of directors to be for the primary purpose of raising capital; or (iv) a liquidation or dissolution of the Company.

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

Director Compensation

Name(1)	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
Ian Bonner(2)	2009	46,750	—		—	15,149	(3)	61,899
	2008	47,250	—		—	2,399	(3)	49,649

J.G. (Jeff) Lawson(4)	2009	21,011	—		—	—		21,011
	2008	31,750	—		—	—		31,750

Douglas Lindroth(5)	2009	40,750	99,216	(6)	—	24,917	(7)	164,883
	2008	38,124	42,317	(6)	—	76,792	(8)	157,233

Neil MacKenzie(9)	2009	42,894	—		—	—		42,894
	2008	41,500	—		—	—		41,500

M. Bruce Nakao(10)	2009	70,625	—		—	—		70,625
	2008	74,500	—		—	—		74,500

Archie Nesbitt(11)	2009	32,912	—		—	—		32,912
	2008	30,250	—		—	—		30,250

(1)	Director James Johnson is our President and Chief Executive Officer. He is not included in this table, as he receives no compensation for his services as a director. The compensation received by Mr. Johnson as our employee is shown in the Summary Compensation Table.
(2)	As of March 31, 2009, Mr. Bonner held fully vested options to purchase up to 150,000 of our common shares.
(3)	Reflects health benefits paid on behalf of Mr. Bonner.
(4)	Mr. Lawson resigned as a member of our board of directors effective December 8, 2008.
(5)	Mr. Lindroth began serving as a director on May 19, 2007 following his resignation as our Chief Financial Officer. Mr. Lindroth’s compensation for the 2007 fiscal year is included in the Summary Compensation Table. As of March 31, 2009, Mr. Lindroth held 300,000 restricted stock units. The restricted stock units vest over a four-year period, with 50% of the units vesting on the second anniversary of the date of grant and 25% vesting on each of the third and fourth anniversary of the dates of grant.
(6)	The amount shown in stock awards column reflects the aggregate dollar amount of compensation expense recognized for financial statement reporting purposes with respect to a restricted stock unit award for the fiscal years ended March 31, 2009 and 2008 in accordance with SFAS 123R.
(7)	Reflects compensation received by Mr. Lindroth for his consulting services provided during fiscal 2009 and health benefits paid on behalf of Mr. Lindroth. Mr. Lindroth elected to terminate the benefits offered effective in December 2008.
(8)	Reflects compensation received by Mr. Lindroth for his services as Chief Financial Officer for the period from April 1, 2007 through May 18, 2007, consulting services provided to us through July 31, 2007 and health benefits paid on behalf of Mr. Lindroth during his term as director.
(9)	As of March 31, 2009, Mr. MacKenzie held fully vested options to purchase up to 250,000 of our common shares.
(10)	As of March 31, 2009, Mr. Nakao held fully vested options to purchase up to 150,000 of our common shares.
(11)	As of March 31, 2009, Mr. Nesbitt held fully vested options to purchase up to 400,000 of our common shares.

Summary of Director Compensation

Each of our non-employee directors receives the following compensation for serving on our board of directors:

•	an annual retainer of $25,000 payable quarterly in arrears, except for the chairperson of the audit committee who receives an annual retainer of $50,000;

•	$1,000 per board meeting attended in person or $500 per board meeting attended by teleconference; and

•	reimbursement of reasonable expenses incurred in connection with attending board and committee meetings.

In addition, the chairperson of each of our committees is entitled to receive $2,000 per annum for acting in such capacity and other committee members are entitled to receive $750 for each committee meeting attended.

Upon their election to our board of directors, each of our non-employee directors, was granted an initial option to purchase up to 150,000 common shares at the then fair market value pursuant to the terms of our 2003 Stock Option Plan. Mr. Frasch did not receive his initial option grant upon his appointment to the Board due to state securities law restrictions on issuing common stock options which are currently in place. This option is fully vested on the date of grant. Our compensation committee and our board of directors review option grants for directors on an annual basis and our directors are eligible for discretionary option grants under the terms of our 2003 Stock Option Plan.

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

Beginning in February 2008, two of our directors, Mr. Bonner and Mr. Lindroth, elected to receive medical, dental and vision benefits offered under our benefit plans for U.S. directors. The value of the premiums paid by us is included in the column “All Other Compensation” in the Director Compensation table. Mr. Lindroth elected to terminate the benefits offered effective in December 2008.

Compensation Committee Interlocks and Insider Participation

Mr. Lindroth, who is a member of our compensation committee served as our chief financial officer, prior to his appointment to our board of directors, from April 27, 2006 through May 18, 2007. No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of our shares as of June 12, 2009, assuming conversion of all of our outstanding preferred shares into common shares, by:

•	each person we know to be the beneficial owner of 5% or more of our outstanding common shares;

•	each named executive officer as of March 31, 2009 listed in the Summary Compensation Table under the heading “Executive Compensation;”

•	each of our current directors; and

•	all of our current executive officers and directors as a group.

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

	Common Shares Owned		Series A Preferred Shares Owned		Common Shares on an As Converted Basis
Name or Group of Beneficial Owners	Number of Shares	Percentage of Class(1)	Number of Shares	Percentage of Class(1)	Number of Shares	Percentage of Class(1)
5% Shareholders:
Entities managed by VantagePoint Venture Partners(2)	79	*	18,000,000	100%	18,000,079	18.8%
1001 Bayhill Drive, Suite 300
San Bruno, CA 94066
Entities managed by David Kronfeld and JK&B Capital(3)	9,117,877	11.7%	—	—	9,117,877	9.5%
180 N. Stetson Avenue, Suite 4500
Chicago, IL 60601
John A. Kryzanowski(4)	6,248,296	8.0%	—	—	6,248,296	6.5%
101 California Street, 46th Floor
San Francisco, CA 94111

Named Executive Officers:
James R. Johnson(5)	1,300,000	1.6%	—	—	1,300,000	1.3%
Kenneth Horner	—	—	—	—	—	—
Dan Woodward	—	—	—	—	—	—

Current Directors:
Ian Bonner(6)	150,000	*	—	—	150,000	*
Douglas Lindroth	90,435	*	—	—	90,435	*
Neil MacKenzie(7)	672,675	*	—	—	672,675	*
M. Bruce Nakao(8)	150,000	*	—	—	150,000	*
Archie Nesbitt(9)	651,716	*	—	—	651,716	*
Richard Frasch	—	—	—	—	—	—

Current executive officers and directors as a group (10 persons)(10)	3,014,826	3.8%	—	—	3,014,826	3.1%

*	Represents less than 1%.
(1)	Applicable percentage ownership is based on 77,641,824 of our common shares and 18,000,000 preferred shares outstanding as of May 29, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Our common shares subject to options or warrants currently exercisable, or exercisable within 60 days after September 10, 2008, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 16,294,242 shares held by VantagePoint Venture Partners IV (Q), L.P., 1,633,237 shares by VantagePoint Venture Partners IV, L.P., and 72,600 shares held by VantagePoint Venture Partners IV Principals Fund, L.P. (each of the foregoing entities collectively referred to herein as “VantagePoint”). Information obtained from VantagePoint’s Schedule 13D filed with the SEC on June 9, 2009.

(3)	Includes 8,388,447 shares held by JK&B Capital IV, L.P. and 729,430 shares held by JK&B Capital IV QIP, L.P. (each of the foregoing entities collectively referred to herein as “JK&B”). Information obtained from JK&B’s Schedule 13G filed with the SEC on May 21, 2009.
(4)	Information obtained from Mr. Kryzanowski’s Amendment No. 3 to Schedule 13G filed with the SEC on January 26, 2009. Mr. Kryzanowski is the sole beneficial owner of 6,248,296 common shares, for which he has sole voting and dispositive power.
(5)	Includes options to purchase up to 1,300,000 of our common shares held by Mr. Johnson exercisable within 60 days of May 29, 2009.
(6)	Includes options to purchase up to 150,000 of our common shares held by Mr. Bonner exercisable within 60 days of May 29, 2009.
(7)	Includes options to purchase up to 250,000 of our common shares held by Mr. MacKenzie exercisable within 60 days of May 29, 2009.
(8)	Includes options to purchase up to 150,000 of our common shares held by Mr. Nakao exercisable within 60 days of May 29, 2009.
(9)	Includes options to purchase up to 400,000 of our common shares held by Mr. Nesbitt exercisable within 60 days of May 29, 2009.
(10)	Includes options to purchase up to 2,450,000 of our common shares held by our current executive officers and directors exercisable within 60 days of May 29, 2009.

Equity Compensation Plans

Information about our equity compensation plans at March 31, 2009 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	5,474,518	$1.43	4,376,271
Equity compensation plans not approved by security holders(2)	150,000	—	—

Total	5,624,518	$1.39	4,376,271

(1)	Consists of our 2000 Stock Option Plan, 2002 Stock Option Plan and 2003 Stock Option Plan.
(2)	Consists of Restricted Stock Units issued under a stand-alone agreement.

Additional information regarding our stock option plans and plan activity for fiscal 2008 and 2009 is provided in our consolidated financial statements. See Notes to Consolidated Financial Statements, Note 6 “Shareholder’s Deficit”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

During fiscal 2008 and 2009, there have not been, nor are there currently proposed, any transactions or series of transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.

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

The following table sets forth the aggregate fees for audit services billed by Mayer Hoffman McCann P.C. for the audits of the fiscal years ending March 31, 2009 and 2008:

Type of Fees	2009	2008
Audit Fees(1)	$657,226	$703,841
Audit Related Fees(2)	—	—
Tax Fees	25,900	—
All Other Fees(2)	—	—

Total Fees	$683,126	$703,841

(1)	Amounts reportable as Audit Fees include fees for professional services rendered for the audits of the Company’s fiscal 2009 and 2008 consolidated annual financial statements, review of the interim consolidated financial statements, and services that are normally provided by Mayer Hoffman McCann P.C. in connection with statutory and regulatory filings or engagements. Additionally, the amounts reportable as Audit Fees for fiscal 2008 include fees for professional services rendered for the audit of internal controls over financial reporting.
(2)	No fees were billed in these categories during fiscal 2009 or 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BakBone Software Incorporated

We have audited the accompanying consolidated balance sheets of BakBone Software Incorporated and Subsidiaries (“the Company”), as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the two years in the period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the year ended March 31, 2009, the Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. Our audit for the year ended March 31, 2009, included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BakBone Software Incorporated and Subsidiaries as of March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BakBone Software Incorporated and Subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 2, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 because of the existence of material weaknesses.

As discussed in Note 2 of the consolidated financial statements, the Company restated its 2008 consolidated financial statements.

/s/    MAYER HOFFMAN MCCANN P.C.

San Diego, California

June 23, 2009

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,
	2009	2008
		As Restated (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$8,398	$9,496
Restricted cash	264	598
Accounts receivable, net of allowances for doubtful accounts and sales returns of $218 and $77, respectively	9,646	12,449
Prepaid expenses	873	1,366
Other assets	286	414

Total current assets	19,467	24,323
Property and equipment, net	2,713	3,523
Intangible assets, net	824	1,177
Goodwill	7,615	7,615
Other assets	939	1,167

Total assets	$31,558	$37,805

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,291	$3,118
Accrued liabilities, including an allowance for sales returns of $48 as of March 31, 2008	7,312	6,982
Current portion of deferred revenue	44,081	44,890

Total current liabilities	53,684	54,990
Deferred revenue, excluding current portion	47,684	51,810
Other liabilities	1,337	1,876

Total liabilities	102,705	108,676

Commitments and contingencies (Notes 10 and 11)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000 shares authorized at March 31, 2009 and 2008, 18,000 issued and outstanding at March 31, 2009 and 2008, liquidation preference of $21,607 and $26,388, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 64,633 and 64,542 shares issued and outstanding at March 31, 2009 and 2008, respectively	152,423	152,102
Employee benefit trust	(11)	—
Accumulated deficit	(232,657)	(227,206)
Accumulated other comprehensive loss	(2,062)	(6,927)

Total shareholders’ deficit	(71,147)	(70,871)

Total liabilities and shareholders’ deficit	$31,558	$37,805

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended March 31,
	2009	2008
		As Restated (See Note 2)
Revenues, net	$56,020	$50,869
Cost of revenues	7,121	6,776

Gross profit	48,899	44,093

Operating expenses:
Sales and marketing	27,010	28,511
Research and development	11,220	10,666
General and administrative	16,751	14,752

Total operating expenses	54,981	53,929

Operating loss	(6,082)	(9,836)
Interest income	68	138
Interest expense	128	(204)
Realized gain on sale of available-for-sale securities	—	655
Foreign exchange gain, net	790	1,398
Other expense, net	(1)	(4)

Loss before income taxes	(5,097)	(7,853)
Provision for income taxes	354	230

Net loss	$(5,451)	$(8,083)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.13)

Weighted-average common shares outstanding:
Basic and diluted	64,615	64,542

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Series A convertible preferred stock		Share capital		Employee benefit trust	Deferred compen- sation	Accumulated deficit	Accumulated other compre- hensive (loss) gain	Compre- hensive loss	Total share- holders’ deficit
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2007 (As reported)	18,000,000	$11,160	64,542,358	$150,317	$—	$—	$(218,776)	$(921)		$(58,220)
Adjustments (see Note 2)	—	—	—	47	—	—	(347)	—		(300)

BALANCE, MARCH 31, 2007 (As restated)	18,000,000	$11,160	64,542,358	$150,364	$—	$—	$(219,123)	$(921)		$(58,520)
Stock-based compensation on equity-classified awards	—	—	—	397	—	—	—	—		397
Stock-based compensation on warrants issued to reseller	—	—	—	1,341	—	—	—	—		1,341
Comprehensive loss:
Net loss	—	—	—	—	—	—	(8,083)	—	$(8,083)	(8,083)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	408	408	408
Reclassification of realized gain on sale of available-for-sale securities								(655)	(655)	(655)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,759)	(5,759)	(5,759)

Comprehensive loss									$(14,089)

BALANCE, MARCH 31, 2008	18,000,000	$11,160	64,542,358	$152,102	$—	$—	$(227,206)	$(6,927)		$(70,871)
Shares issued upon vesting of restricted stock units	—	—	90,435	—	—	—	—	—		—
Value of restricted stock unit award upon modification from liability classified to equity classified	—	—	—	84	—	—	—	—		84
Stock-based compensation on equity-classified awards	—	—	—	226	—	—	—	—		226
Change of fair value of unallocated Employee Benefit Trust shares	—	—	—	11	(11)	—	—	—		—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,451)	—	$(5,451)	(5,451)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,865	4,865	4,865

Comprehensive loss									$(586)

BALANCE, MARCH 31, 2009	18,000,000	$11,160	64,632,793	$152,423	$(11)	$—	$(232,657)	$(2,062)		$(71,147)

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2009	2008
		As Restated (See Note 2)
Cash flows from operating activities:
Net loss	$(5,451)	$(8,083)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,626	1,658
Stock-based compensation	260	1,741
Gain on sale of available-for-sale securities	—	(655)
Provisions for bad debt and returns	258	—
Operating expenses funded by financing arrangement	178	88
Loss on disposal of capital assets	20	22
Changes in assets and liabilities:
Accounts receivable	2,917	(5,181)
Prepaid expenses and other assets	1,866	(258)
Accounts payable	(115)	(764)
Accrued and other liabilities	832	610
Deferred revenue	(905)	9,819

Net cash provided by (used in) operating activities	1,486	(1,003)

Cash flows from investing activities:
Proceeds from sale of capital assets	—	12
Proceeds from sale of available-for-sale securities	—	709
Capital expenditures	(836)	(989)
Release of restricted cash	227	—

Net cash used in investing activities	(609)	(268)

Cash flows from financing activities:
Payments on capital lease obligations	(239)	(369)
Payments on long term debt obligations	(681)	(418)

Net cash used in financing activities	(920)	(787)

Effect of exchange rate changes on cash and cash equivalents	(1,055)	875

Net decrease in cash and cash equivalents	(1,098)	(1,183)
Cash and cash equivalents, beginning of period	9,496	10,679

Cash and cash equivalents, end of period	$8,398	$9,496

Cash paid during the period for:
Interest, net of capitalized interest	$78	$155
Income taxes	$268	$114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Capital expenditures funded by capital leases	$90	$—
Capital expenditures funded by accounts payable	$36	$236

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

Basis of Presentation

The accompanying consolidated financial statements of BakBone as of and for the years ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates and reports using a fiscal year ended March 31.

Certain prior year amounts have been reclassified to conform to current year presentation (See Notes 2 and 13 regarding the restatement of the fiscal 2008 consolidated financial statements).

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

Restricted Cash

Certain lease agreements require the Company to maintain minimum cash balances in a pledged deposit account as collateral for the outstanding payment obligations until the lease term expires in fiscal 2011. The cash deposits totaled $0.3 million and $0.6 million as of March 31, 2009 and 2008, respectively, and are reported in restricted cash on the consolidated balance sheets.

Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash in short-term investments with high quality financial institutions.

As of March 31, 2008, the Company had accounts receivable balances from an individual customer representing 24% of consolidated accounts receivable. As of March 31, 2009, there were no customers with accounts receivable balances greater than 10% of consolidated accounts receivable.

Fair Value of Financial Instruments

The Company adopted FASB Statement No. 157, Fair Value Measurements, as of April 1, 2008 which did not have a material impact on the consolidated financial statements. Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other short-term liabilities.

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

In fiscal 2009 and 2008, the Company did not recognize any impairment of long-lived assets.

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

In fiscal 2009 and 2008, the Company did not recognize any impairment of goodwill or intangible assets.

Employee Benefit Trust (“EBT”)

In connection with an acquisition of a company in the United Kingdom in March 2000, 2,100,000 of the Company’s common shares were placed in trust and allocated to United Kingdom employees. Upon allocation of EBT shares to employees, the Company recorded the intrinsic value of the shares as deferred compensation and amortized the intrinsic value to stock-based compensation expense over the applicable vesting period. As of March 31, 2009 and 2008, all allocated shares are fully vested. The Company records the aggregate value of unallocated EBT shares in share capital and in employee benefit trust, a contra equity account, using the fair value of its common shares as of the end of each reporting period. As of March 31, 2008, there were no unallocated shares available for allocation to employees. As of March 31, 2009, there were 22,500 unallocated shares, which remain available for allocation to employees.

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

Revenue Recognition

The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants, Statement of Position 97-2, Software Revenue Recognition. The Company derives revenues from licensing software and maintenance services as well as professional services from two distinct groups of customers: resellers and OEMs.

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

Stock-based Compensation

The Company accounts for stock-based compensation per the provisions of Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) which requires companies to expense the fair value of employee stock options and other forms of employee stock-based compensation. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation expense is measured at the grant date based upon the fair value of the award and is recognized as an expense over the requisite service period or the vesting period. The Company did not grant any stock options during the years ended March 31, 2009 and 2008.

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

Under the provisions of SFAS 123(R), management is required to estimate expected pre-vesting forfeitures for stock awards and only recognize expense for those awards that are expected to vest. The Company estimates pre-vesting forfeitures based upon historical forfeiture experience. Compensation expense recognized for the years ended March 31, 2009 and 2008 has been reduced for estimated pre-vesting forfeitures. If the Company were to change its estimate of pre-vesting forfeitures, the amount of stock-based compensation would differ from the amount recognized in the financial statements.

Accumulated Other Comprehensive Loss and Comprehensive Loss

Comprehensive loss is the total of net loss and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net loss, foreign currency translation adjustments and unrealized gains on the Company’s available-for-sale securities. As of March 31, 2009 and 2008, accumulated other comprehensive loss consists of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain on available-for-sale securities	Total
Balance at March 31, 2007	$(1,168)	$247	$(921)
Current period change	(5,759)	(247)	(6,006)

Balance at March 31, 2008	(6,927)	—	(6,927)
Current period change	4,865	—	4,865

Balance at March 31, 2009	$(2,062)	$—	$(2,062)

The change in cumulative foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the Company’s reporting currency. In fiscal 2008, the current period change of $5.8 million was related primarily to the translation of the Company’s deferred revenue balances in its Asia-Pacific subsidiary and was primarily the result of the weakening of the U.S. dollar against the Japanese yen. In fiscal 2009, the current period change of $4.9 million was primarily related to a decrease in the balance sheet value of the Company’s EMEA subsidiary as a result of the U.S dollar strengthening against the British pound.

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

Net Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares and potential common shares outstanding during the period, except where the effect of including potential common shares would be antidilutive. Allocated EBT shares are included in the weighted-average common shares outstanding as they vest. There were 22,500 unallocated EBT shares held during the second half of fiscal 2009 which were not included in common shares outstanding upon becoming unallocated.

The following table summarizes the weighted-average potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Year ended March 31,
	2009	2008
Stock options	5,685	5,738
Restricted stock units	159	300
Warrants	3,322	4,275
Unallocated shares held in EBT	11	—
Series A convertible preferred stock	18,000	18,000

Total weighted average anti-dilutive instruments	27,177	28,313

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

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 amends SFAS No. 157, Fair Value Measurements (“SFAS 157”) to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to our fiscal 2010. The company is currently evaluating the impact that FSP 157-2 will have on its future consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSB 157-3”). FSP 157-3 provides examples to illustrate key considerations in determining the fair value of the financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides guidelines for a broad interpretation of when to apply market-based fair value measurements. FSP 157-4 reaffirms management’s need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active. FSP 157-4 is effective for interim and annual periods ended after June 15, 2009. The Company does not expect the adoption of FSP 157-4 to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal 2009, although early adoption is permitted. The adoption of SFAS 159 did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for all business combinations consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (or fiscal 2010). SFAS 141R could have a material impact on any business combinations entered into in fiscal 2010 or future periods and is effective for the transactions completed in May 2009, described in Footnote 13—“Subsequent Events.”

On April 1, 2009, the FASB issued FSP No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”). The FSP amends the guidance in SFAS 141R-1 to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if the fair value can be reasonably estimated. If the fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Statement No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes recognized contingencies at the acquisitions date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 or our fiscal 2010. This FSP could have a material impact on any business combination entered into in fiscal 2010 or future periods.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2010. The requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 could have a material impact on the useful life determination of any intangible asset acquisitions completed in fiscal 2010 or future periods.

2. Restatement

The Company has restated its consolidated financial statements for the year ended March 31, 2008, in accordance with Staff Accounting Bulletin No. 108, Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”), to correct errors in such consolidated financial statement that would have a material effect on the financial statements for 2009 if not corrected. The restatement adjustments also include the correction of errors in prior periods which were not initially corrected in their respective years based on materiality. The Company does not believe that these adjustments are material to any of the restated periods in fiscal 2008 and 2009. The impact of the restatements on periods prior to April 1, 2007 is reflected as an increase of $347,000 to beginning accumulated deficit, an increase in share capital of $47,000, an increase to accumulated depreciation of $16,000, an increase in current accrued liabilities $30,000 and an increase in long-term other liabilities of $254,000. The net impact to fiscal 2008 is a $35,000 increase in accumulated depreciation, a $350,000 increase in net loss, a $149,000 increase in current accrued liabilities, a $458,000 increase in other long-term liabilities, a $55,000 increase in share capital and a $697,000 increase in accumulated deficit.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEET

(in thousands)

	March 31, 2008
	As Previously Reported	Adjustments		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$9,496	$—		$9,496
Restricted cash	598	—		598
Accounts receivable, net of allowances for doubtful accounts and sales returns	12,449	—		12,449
Prepaid expenses	1,366	—		1,366
Other assets	414	—		414

Total current assets	24,323	—		24,323
Property and equipment, net	3,558	(35	)(1)	3,523
Intangible assets, net	1,177	—		1,177
Goodwill	7,615	—		7,615
Other assets	1,167	—		1,167

Total assets	$37,840	$(35)		$37,805

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,118	$—		$3,118
Accrued liabilities, including an allowance for sales returns	6,833	(149	)(2)	6,982
Current portion of deferred revenue	44,890	—		44,890

Total current liabilities	54,841	(149)		54,990
Deferred revenue, excluding current portion	51,810	—		51,810
Other liabilities	1,418	(458	)(3)	1,876

Total liabilities	108,069	(607)		108,676

Shareholders’ deficit:
Series A convertible preferred stock	11,160	—		11,160
Share capital	152,047	55	(4)	152,102
Accumulated deficit	(226,509)	(697	)(5)	(227,206)
Accumulated other comprehensive loss	(6,927)	—		(6,927)

Total shareholders’ deficit	(70,229)	(642)		(70,871)

Total liabilities and shareholders’ deficit	$37,840	$(35)		$37,805

(1)	Adjustment to accumulated depreciation for incorrect useful lives on certain property and equipment.
(2)	Adjustments for unrecorded general and administrative expenses ($94,000) and tax liabilities ($55,000).
(3)	Adjustments for unrecorded sales and use taxes not charged to certain North America customers.
(4)	Adjustments for unrecorded stock-based compensation expense.
(5)	Effect of adjustments to beginning retained earnings ($347,000) and adjustments to fiscal 2008 net loss ($350,000).

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended March 31, 2008
	As Previously Reported	Reclassifications		Adjustments	As Restated
Revenues	$50,869	$—		$—	$50,869
Cost of revenues	6,146	630	(1)	—	6,776

Gross profit	44,723	(630)		—	44,093

Operating expenses:
Sales and marketing	28,782	(271	)(1)	—	28,511
Research and development	10,274	392	(1)	—	10,666
General and administrative	15,178	(751	)(1)	325 (2)	14,752

Total operating expenses	54,234	(630)		325	53,929

Operating loss	(9,511)	—		(325)	(9,836)
Interest income	138	—		—	138
Interest expense	(204)	—		—	(204)
Realized gain on sale of available-for-sale securities	655	—		—	655

Foreign exchange income, net	1,398	—		—	1,398
Other income, net	(4)	—		—	(4)

Loss before income taxes	(7,528)	—		(325)	(7,853)
Provision for income taxes	205	—		25 (3)	230

Net loss	$(7,733)	$—		$(350)	$(8,083)

Net loss per common share
Basic and diluted	$(0.12)	$—		$(0.01)	$(0.13)

Weighted-average common shares outstanding:
Basic and diluted	64,542	—		—	64,542

(1)	Reclassifications relate to changes in the Company’s allocation method related to depreciation expense and certain customer support costs.
(2)	Adjustments for depreciation expense ($19,000), unrecorded general and administrative expenses ($94,000), unrecorded stock-based compensation expense ($8,000) and unrecorded sales and use taxes ($204,000).
(3)	Adjustment for unrecorded interest and penalties on an uncertain tax position.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31, 2008
	As previously reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(7,733)	$(350)		$(8,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,639	19	(1)	1,658
Stock-based compensation	1,733	8	(2)	1,741
Gain on sale of available-for-sale securities	(655)	—		(655)
Operating expenses funded by financing arrangements	88	—		88
Loss on disposal of capital assets	22	—		22
Changes in assets and liabilities:
Accounts receivable	(5,181)	—		(5,181)
Other assets	(258)	—		(258)
Accounts payable	(764)	—		(764)
Accrued and other liabilities	287	323	(3)	610
Deferred revenue	9,819	—		9,819

Net cash used in operating activities	(1,003)	—		(1,003)

Cash flows from investing activities:
Proceeds from sale of capital assets	12	—		12
Proceeds from sale of available-for-sale securities	709	—		709
Capital expenditures	(989)	—		(989)

Net cash used in investing activities	(268)	—		(268)

Cash flows from financing activities:
Payments on capital lease obligations	(369)	—		(369)
Payments on long term debt obligations	(418)	—		(418)

Net cash used in financing activities	(787)	—		(787)

Effect of exchange rate changes on cash and cash equivalents	875	—		875

Net decrease in cash and cash equivalents	(1,183)	—		(1,183)
Cash and cash equivalents, beginning of period	10,679	—		10,679

Cash and cash equivalents, end of period	$9,496	$—		$9,496

Cash paid during the period for:
Interest	$155	—		$155
Income taxes	$114	—		$114

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Capital expenditures funded by financing arrangement	$—	—		$—
Capital expenditures funded by accounts payable	$236	—		$236

(1)	Adjustments to depreciation expense for incorrect useful lives on certain property and equipment.
(2)	Adjustments for unrecorded stock-based compensation expense.
(3)	Adjustments for unrecorded general and administrative expenses ($94,000), sales and use taxes ($204,000) and tax expense ($25,000).

3. Balance Sheet Details

As of March 31, 2009, and 2008, accounts receivable, net, includes $95,000 and $77,000, respectively, for the allowance for returns. As of March 31, 2008, accrued liabilities includes $48,000 for the allowance for returns, as these amounts relate to product returns for which the customer had previously paid. As of March 31, 2009, there are no amounts included in accrued liabilities related to the allowance for returns.

Activity related to the allowance for returns for fiscal 2009 and 2008 (in thousands) is as follows:

	2009	2008
Beginning balance	$125	$122
Provision	298	517
Returns	(328)	(514)

Ending balance	$95	$125

As of March 31, 2008, there was no allowance for doubtful accounts, as subsequent collection information was utilized in determining whether sales transactions qualified for revenue recognition at the time of sale. Activity related to the allowance for doubtful accounts as of March 31, 2009 is as follows:

2009
Beginning balance	$—
Provision	150
Write-offs	(27)

Ending balance	$123

Property and equipment consists of the following (in thousands):

	March 31,
Class	2009	2008
		As restated (See Note 2)
Computer equipment and software	$4,902	$4,461
Furniture and fixtures	809	794
Leasehold improvements	1,366	1,574
Construction in progress	—	141

	$7,077	$6,970
Less: accumulated depreciation and amortization	4,364	3,448

Net property plant and equipment	$2,713	$3,522

During the year ended March 31, 2009, the Company disposed of property and equipment with a cost basis of $0.1 million and a net book value of $20,000. During the year ended March 31, 2008, the Company disposed of property and equipment with a cost basis of $0.1 million and a net book value of $35,000. Depreciation expense for the years ended March 31, 2009 and 2008 was $1.3 million and $1.1 million, respectively. During the year ended March 31, 2008, the Company capitalized interest costs of $3,000.

The net book values of assets under capital leases at March 31, 2009 and 2008 were $0.5 million and $0.8 million, respectively, which are net of accumulated amortization of $0.6 million and $0.5 million, respectively.

Current accrued liabilities consist of the following (in thousands):

	March 31,
	2009	2008
		As restated (See Note 2)
Accrued compensation and employee benefits	$3,390	$4,711
Accrued taxes	1,631	652
Accrued professional services	609	93
Accrued customer settlement	428	—
Current portion of long-term debt	329	445
Deferred rent	218	388
Other accrued liabilities	707	693

	$7,312	$6,982

4. Deferred Revenue

Deferred revenue represents software license, maintenance contract and professional services bookings on sales through both the VAR and OEM channels, net of recognized revenue amounts. A majority of the Company’s sales transactions are deferred and recognized over the applicable period, generally three to five years. The following table provides detail of the change in deferred revenue balances for the years ended March 31, 2009 and 2008 (in thousands):

Deferred revenue balance at March 31, 2007	$81,901
Current year bookings deferred into subsequent periods	47,183
Current year revenue from prior period bookings	(37,833)
Foreign exchange impact	5,449

Deferred revenue balance at March 31, 2008	$96,700
Current year bookings deferred into subsequent periods	43,461
Current year revenue from prior period bookings	(41,743)
Foreign exchange impact	(6,653)

Deferred revenue balance at March 31, 2009	$91,765

5. Goodwill and Intangible Assets

Historically, the Company has acquired companies which resulted in the recognition of goodwill and intangible assets at fair value on the acquisition date. As of March 31, 2009 and 2008, goodwill totaled $7.6 million.

Intangible assets consist of the following (in thousands):

	Weighted- Average Amortization Period	As of March 31, 2009			As of March 31, 2008
		Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Technology	6 years	$1,853	$(1,029)	$824	$1,853	$(722)	$1,131
Maintenance agreements	9 months	23	(23)	—	23	(23)	—
Non-compete agreements	2 years	516	(516)	—	516	(516)	—
Customer contracts and related relationships	4 years	427	(427)	—	427	(381)	46

Total intangible assets		$2,819	$(1,995)	$824	$2,819	$(1,642)	$1,177

Amortization expense for intangible assets was $0.4 million and $0.6 million for the years ended March 31, 2009 and 2008, respectively. For the year ended March 31, 2009, amortization expense of $0.3 million and $0.1 million, is included in cost of revenues and sales and marketing expense, respectively, in the consolidated statements of operations. For the year ended March 31, 2008, amortization expense of $0.3 million, $0.1 million, and $0.2 million, is included in cost of revenues, sales and marketing expense, and general and administrative expense, respectively, in the consolidated statements of operations.

Based on the intangible assets as of March 31, 2009, the estimated annual amortization expense of intangible assets is as follows (in thousands):

Fiscal year ending March 31,
2010	$309
2011	309
2012	206

$824

6. Related Party Transactions

Through September 2007 of the year ended March 31, 2008, a former director of the Company was a partner of a Canadian law firm that provides legal services to the Company. During the year ended March 31, 2008, the Company paid the associated law firm $68,000, relating to the services rendered. These amounts are included in general and administrative expense in the consolidated statements of operations.

During the year ended March 31, 2008, a director of the Company was the president of a software development company to which royalties and maintenance fees are paid under a distribution and license arrangement. The amounts paid to this company are included in costs of revenues on the consolidated statements of operations. During the year ended March 31, 2008, the Company paid royalties and license fees to this company of $112,000. Effective July 2007, the director is no longer affiliated with this company.

During the years ended March 31, 2009 and 2008, an employee of the Company was a director of a software development company to which the royalties are paid under a license agreement. The royalties paid to this company are included in costs of revenues on the consolidated statement of operations. During the years ended March 31, 2009 and 2008, the Company paid royalties to this company of $61,000 and $39,000, respectively. As of March 31, 2009 and 2008 the Company owed royalties to this company of $22,000 and $10,000, respectively.

7. Shareholders’ Deficit

Preferred Stock

In July 2003, the Company completed a private offering and raised proceeds of $13.6 million, net of $2.1 million in offering costs, through the sale of 22,000,000 shares of its Series A convertible preferred stock at CDN $1.00 (USD $0.71) per share to a single investor. Each preferred share is convertible at any time, at the option of the shareholder, and in certain circumstances at the option of the Company, into one share of the Company’s common stock. The preferred shares include a liquidation preference equal to CDN $1.50 per share, plus, ratably with holders of common stock, any declared but unpaid dividends. Each preferred share also entitles the holder thereof to voting rights on an as-converted basis with the shareholders of common shares. At issuance, the Series A convertible preferred stock was determined to have an embedded beneficial conversion feature with an intrinsic value that exceeded the net proceeds raised from the preferred stock offering of $13.6 million. The preferred shares were immediately convertible upon issuance, therefore, upon issuance, the Company recorded a $13.6 million increase in net loss attributable to common shareholders associated with the beneficial conversion feature.

In November 2003, the Company’s preferred shareholder converted 4,000,000 convertible preferred shares on a one-to-one basis into common shares. Following the conversion, the Company had 18,000,000 preferred shares that remained outstanding. The conversion transaction had no cash flow impact to the Company. As of March 31, 2009, 18,000,000 preferred shares remain outstanding.

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

Upon issuance of the warrants in the first quarter of fiscal 2008, Sun had satisfied the general product release vest condition, therefore the Company recorded sales and marketing expense of $1.3 million representing the fair value of the vested warrants. As of March 31, 2009, Sun has not satisfied the sales achievement level required in order for the second and third tranches of warrants to vest and it is not expected that any of the future sales achievement levels will be satisfied. The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Risk free interest rate	4.7%
Expected term	10.0
Stock price volatility	83%
Expected dividend yield	0%

Certain of the Company’s warrants are denominated in Canadian dollars. Per share amounts stated below have been translated to U.S. dollars.

Warrant activity is summarized as follows:

	Number of warrants	Weighted- average exercise price
Outstanding at March 31, 2007	80,000	$1.78
Issued	4,425,126	—
Exercised for cash	—	—
Expired	(1,180,181)	1.78

Outstanding at March 31, 2008	3,324,945	1.76
Issued	—	—
Exercised for cash	—	—
Expired	(1,180,181)	1.78

Outstanding at March 31, 2009	2,144,764	$1.74

Exercisable at March 31, 2009	965,025

There were no exercises of warrants during the years ended March 31, 2009 and 2008.

Stock Options and Stock Option Modifications

The Company has a 2000, 2002 and 2003 stock option plan (collectively, the “Plans”) pursuant to which the board of directors of the Company may grant nontransferable stock options to purchase common shares of the Company to directors, officers, employees, advisers and consultants. As of March 31, 2009, options to purchase 4,376,271 common shares remained available for future grants under the Plans. The maximum number of common shares which may be reserved for issuance to any one person under the Plan is 5% of the common shares outstanding at the time of grant (calculated on a non-diluted basis). The options generally vest over four years and are exercisable for a maximum term of ten years.

The Company’s options are denominated in Canadian dollars. Per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date.

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2009:

Range of Exercise prices	Options outstanding			Options exercisable
	Number outstanding	Weighted- Average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.48 to $0.82	42,063	4.5	$0.64	42,063	$0.64
$0.83 to $1.11	2,632,165	4.8	1.03	2,632,165	1.03
$1.12 to $1.58	1,947,429	3.3	1.42	1,947,429	1.42
$1.59 to $2.37	209,947	3.7	1.76	209,947	1.76
$2.38 to $3.43	570,314	4.9	2.84	570,314	2.84
$3.44 to $9.88	72,600	2.0	4.22	72,600	4.22

Total	5,474,518	4.2	$1.43	5,474,518	$1.43

A summary of activity under the Company’s stock option plans is as follows:

	Number of options	Weighted- average exercise price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2007	5,741,342	1.54
Granted	—	—
Exercised	—	—
Cancelled	(3,799)	2.15

Outstanding at March 31, 2008	5,737,543	$1.74
Granted	—	—
Exercised	—	—
Cancelled	(263,025)	1.63

Outstanding at March 31, 2009	5,474,518	$1.43	4.2	$—

During the years ended March 31, 2009 and 2008, the Company modified vested stock options for 5 employees who terminated during this period. The modifications extended the post-termination exercise period from 90 days post-termination to 30 days post-resumption of trading of the Company’s stock on an established exchange. There were no stock options granted to employees during the years ended March 31, 2009 and 2008. During the years ended March 31, 2009 and 2008, the Company recognized stock-based compensation expense of $0.2 million and $0.4 million, respectively, related to stock option modifications for employees who terminated during the year and stock options previously granted under the Plans. As of March 31, 2009, all options outstanding under the Plans were fully vested and exercisable.

The fair values of the modified stock options during fiscal 2009 and 2008 were measured as the excess of the fair values of the modified stock options over their pre-modification fair values on the modification date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year ended March 31,
	2009	2008
Risk free interest rate	1.8%	3.7%
Expected term	1.3	1.9
Stock price volatility	53%	57%
Expected dividend yield	0%	0%

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

Restricted Stock Units

In April 2006, the Company granted 300,000 restricted stock units to an executive officer. The restricted stock units vest over a four year period, with 50% vesting on the second anniversary of the grant date and 25% vesting on each of the third and fourth anniversaries of the grant date. The restricted stock unit award contained a cash settlement feature which obligated the Company to settle the award in cash in the event that certain specified criteria are not met on the vest dates. At each reporting date, the Company assesses the probability of each vesting tranche of the restricted stock unit award being subject to the cash settlement feature upon vesting.

In April 2008, the Company entered into an amendment to the restricted stock unit award agreement. The amendment modified the cash settlement feature of the original award such that it provided for the settlement of the first vesting tranche of the restricted stock unit award in a cash amount sufficient to satisfy the expected tax obligation of the grantee, with the residual value of the award to be settled in shares. Further, under the amendment, if the contingent cash-settlement conditions contained in the restricted stock unit award are not met on the vest dates of the second and third tranches of the award, these tranches will be settled in an amount of cash equal to either (i) the expected tax obligation of the grantee or (ii) if elected by the grantee, 40% of the award, with the residual value of the award to be settled in shares. Otherwise, the second and third tranches will be settled entirely in shares. The Company accounted for the amendment to the original award on the date of the modification, by reclassifying the portion of the award that no longer contained a cash-settlement feature from liability to equity.

Based upon the terms of the award agreement and related amendment, as of March 31, 2009 and 2008, 44,700 and 225,000 of the restricted stock units have been classified as a liability award, respectively. These awards are remeasured at each balance sheet date based upon the market value of the Company’s common stock and recognized over the requisite service period. As of March 31, 2009 and 2008, the remaining 105,300 and 75,000 restricted stock units, respectively, have been classified as equity and are being recognized over the requisite service period at the market value of the Company’s common stock on the grant date or modification date, as applicable.

During the year ended March 31, 2009, 150,000 restricted stock units vested pursuant to the vesting conditions of the amended award. In connection with the vesting of the restricted stock units, the Company issued 90,435 shares. The remaining 59,565 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the amended award. A summary of the change in restricted stock unit awards during the years ended March 31, 2009 and 2008 is as follows:

Number of shares
Unvested at March 31, 2007	300,000
Awarded	—
Vested	—
Forfeited	—

Unvested at March 31, 2008	300,000
Awarded	—
Vested	(150,000)
Forfeited	—

Unvested at March 31, 2009	150,000

Exercisable at March 31, 2009	—

As of March 31, 2009, the weighted-average remaining contractual term of the restricted stock unit award is one year and the aggregate intrinsic value of the unvested restricted stock unit award is $73,500.

During the years ended March 31, 2009 and 2008, the Company recognized stock-based compensation expense for the restricted stock units of $99,000 and $42,000, respectively. As of March 31, 2009, total unrecognized stock-based compensation expense for the restricted stock units classified as equity was $42,000, which is expected to be recognized over approximately one year. As of March 31, 2009 and 2008, the Company has recorded a liability of $20,000 and $124,000, respectively, related to the restricted stock units classified as a liability award.

Stock-based Compensation Expense

Staff Accounting Bulletin No. 107, an interpretation of SFAS 123(R), requires that stock-based compensation expense be reported on the same line on the statement of operations as if the compensation were paid in cash. For the years ended March 31, 2009 and 2008, the Company has reported the following amounts of stock-based compensation expense in the consolidated statements of operation (in thousands):

	Years ended March 31,
	2009	2008
		As Restated (See Note 2)
Cost of revenues	$4	$42
Sales and marketing	2	1,368
Research and development	1	12
General and administrative	253	319

	$260	$1,741

8. Income Taxes

Loss (income) before provision for income taxes for the years ended March 31, 2009 and 2008 is comprised of the following (in thousands):

	2009	2008
		As restated (See Note 2)
United States	$6,165	$9,407
Other	(1,068)	(1,554)

	$5,097	$7,853

The provision for income taxes for the years ended March 31, 2009 and 2008 is comprised of the following (in thousands):

	2009	2008
		As restated (See Note 2)
Current:
United States	$16	$7
Other	338	223

	$354	$230

Deferred:
United States	$—	$—
Other	—	—

	—	—

	$354	$230

The income tax effects of the temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of March 31, 2009 and 2008 are presented below (in thousands):

	2009	2008
		As restated (See Note 2)
Deferred Tax Assets:
Net operating losses	$35,956	$36,922
Deferred Revenue	11,741	13,477
Property and equipment	260	206
Accumulated Other Comprehensive Income	1,794	2,473
Unrealized Foreign Exchange Losses	52	164
Other	3,776	2,515

Deferred tax assets before valuation allowance	$53,579	$55,757
Less valuation allowance	(52,469)	(55,518)

Deferred tax assets	$1,110	$239

Deferred tax liabilities:
Accumulated Other Comprehensive Income	$(662)	$—
Other	(448)	(239)

Net Deferred Tax Assets	$—	$—

A reconciliation of the expected income tax benefit to the actual income tax or expense reported in the consolidated statements of operations is as follows (in thousands):

	2009	2008
		As restated (See Note 2)
Computed expected income tax benefit at Canadian statutory income tax rate of 29.0% for 2009 and 33.5% for 2008, respectively	$(1,478)	$(2,631)
Foreign tax rate differential	(176)	(134)
State income tax, net of U.S. federal benefits	(330)	(509)
Foreign taxes	340	222
Permanent differences	330	553
Net operating losses utilized	1,307	2,705
Change in valuation allowance	36	395
Other, net	325	(371)

Income tax (benefit) expense	$354	$230

As of March 31, 2009, the Company has Canadian non-capital losses of approximately $5.9 million that are available to apply against future Canadian taxable income. These losses begin to expire in 2010 through 2015.

BakBone Software, Inc., a U.S. operating subsidiary, has federal net operating loss carryforwards of approximately $74.6 million as of March 31, 2009 that are available to reduce its taxable income in future years. These carryforwards will begin to expire in 2020 through 2029. BakBone Software, Inc. also has state net operating loss carryforwards of approximately $63.3 million as of March 31, 2009 that are available to reduce its taxable income in future years in certain jurisdictions in which it operates. These carryforwards will begin to expire in 2010 through 2029.

BakBone Software Ltd., a U.K. operating subsidiary, has trade loss carryforwards of approximately $13.2 million as of March 31, 2009 that are available as reductions to its taxable income in future years. These carryforwards generally have an indefinite carryforward period.

BakBone Software KK, a Japanese operating subsidiary, has net operating loss carryforwards of approximately $3.3 million as of March 31, 2009 that are available as reductions to its taxable income in future years. These carryforwards begin to expire in 2010 through 2015. Future utilization of these loss carryforwards could be subject to certain limitations under provision of Japanese tax law relating to the use of loss carryforwards obtained through merger or acquisition activity. The amount of any such limitations, if any, has not yet been determined.

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

The net change in the valuation allowance for the year ended March 31, 2009 was an increase of $36,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical operating results and projections of future taxable income, management has determined that it is more likely than not that the deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The portion of the change in the valuation allowance recorded to accumulated other comprehensive loss during fiscal 2009 and 2008 was a decrease of $1.3 million and an increase of $2.4 million, respectively.

In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company records a liability for any tax positions taken that are not more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based upon the technical merits of the position. The liability for uncertain tax positions is reflected in current and long-term accrued liabilities on the consolidated balance sheets. As of March 31, 2009 and 2008, the total amount of the Company’s liability for uncertain tax positions was $0.8 million. As of March 31, 2009, $0.3 million of the Company’s liability for uncertain tax positions was included in current accrued liabilities and $0.5 million was included in long-term other liabilities. As of March 31, 2008, the Company’s liability for uncertain tax positions of $0.8 million is included in long-term other liabilities.

A reconciliation of the unrecognized tax benefits for the years ended March 31, 2008 and 2009 is as follows (in thousands):

Balance at April 1, 2007	$747
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years (as restated, see Note 2)	56
Settlements	—

Balance at March 31, 2008 (as restated, see Note 2)	$803
Additions for tax positions related to the current year	9
Additions for tax positions related to prior years	44
Reductions for tax positions related to prior years	(96)
Settlements	—

Balance at March 31, 2009	$760

The unrecognized tax benefits of $0.8 million as of March 31, 2009, would affect the Company’s effective tax rate, if recognized. The Company expects to reduce its liability for uncertain tax positions by $0.3 million during fiscal 2010 due to the expiration of statute of limitations.

The Company records interest and penalties related to uncertain tax positions in income tax expense. For the years ended March 31, 2009 and 2008, the Company recognized approximately $26,000 and $28,000, respectively, of interest and penalties related to uncertain tax positions. As of March 31, 2009 and 2008, the Company had accrued approximately $141,000 and $115,000, respectively, of interest and penalties related to uncertain tax positions.

The Company conducts business globally and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. As a result, the Company is subject to examination by taxing authorities throughout the world. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2009.

Tax Jurisdiction	Fiscal Years Subject to Income Tax Examination
U.S. Federal	2006—Present
California	2005—Present
United Kingdom	2004—Present
Japan	2002—Present
Canada	2005—Present
Other Jurisdictions	2003—Present

9. Employee Benefits

The Company maintains a voluntary defined contribution plan for employees in the United States (the “U.S. Plan”) in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The U.S. Plan allows participants to contribute up to $15,500 of their annual salary, subject to certain limitations, as provided by federal law. Each year, the Company’s board of directors determines the amount, if any, of the Company’s matching contributions. There were no matching contributions to the U.S. Plan during the years ended March 31, 2009 and 2008.

The Company maintains voluntary defined contribution plans for employees of the United Kingdom entity (the “U.K. Plan”). The U.K. Plan allows participants to defer a percentage of their annual salary. In addition, the U.K. Plan calls for the Company to match a percentage of each participant’s salary annually; these matching contributions vest immediately. During the years ended March 31, 2009 and 2008, the Company contributed $0.2 million in each period.

10. Commitments and Contingencies

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

Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Future minimum lease payments for years ending March 31 are as follows (in thousands):

	Capital leases	Operating leases
2010	$168	$1,668
2011	70	586
2012	2	261
2013	—	323
2014	—	322
Thereafter	—	591

Total minimum lease payments	240	$3,751

Less amount representing interest	(16)

Present value of net minimum lease payments, including current portion of $155	$224

Rent expense for the years ended March 31, 2009 and 2008 approximated $2.4 million and $2.3 million, respectively.

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

Interest rates applicable to amounts financed are determined at each borrowing date. As of March 31, 2009, the weighted-average interest rate applicable to the financed amounts was 9.2%, with the interest rates ranging from 8.3% to 15.3%. Principal and interest payments are payable monthly through June 2010. As of March 31, 2009, approximately $0.2 million of debt was outstanding under this arrangement. Annual scheduled maturities of the outstanding debt are $0.2 million and $5,000 for fiscal 2010 and 2011, respectively.

Minimum Guaranteed Royalties

The Company has entered into a license agreement whereby the Company is required to pay minimum royalties over the term of the agreement regardless of actual sales. The future minimum royalty payments under this agreement are $125,000 for fiscal 2010.

Customer Settlement

The Company entered into a settlement agreement with one of its customers whereby the Company is required to refund the customer a total of $1.4 million related to the overpayment of prior period bookings. During fiscal 2009, the Company paid $0.2 million related to this settlement agreement. The future payments under this settlement agreement are $0.4 million for each of the years ended March 31, 2010, 2011 and 2012.

National Insurance Contribution (“NIC”) liability

The Company incurs a NIC liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT (Note 1). The NIC liability incurred equates to a percentage of the fair value of common shares removed on the date of removal. In accordance with EITF Issue No. 00-16, Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation, payroll taxes generated from the exercise of an equity instrument are recognized on the date of exercise. As of March 31, 2009, 51,000 allocated and unexercised shares remained in the EBT, the NIC liability rate was 12.8%, and the fair value of the Company’s common shares was $0.49 per share, resulting in a potential NIC liability of $5,000 as of March 31, 2009.

11. Guarantees

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

12. Segment Information

The Company operates in a single business segment, which is the NetVault product line. The Company currently operates in three primary geographic regions: North America; Asia-Pacific; and EMEA. The following table represents a summary of revenues by major geographic region for the periods presented (in thousands):

	Year ended March 31,
	2009	2008
North America	$21,414	$20,030
Asia-Pacific	20,283	16,359
EMEA	14,323	14,480

Total revenues	$56,020	$50,869

Revenues are presented by major geographic region based on the region from which the revenues were sourced. During the years ended March 31, 2009 and 2008, the Company’s OEM revenues have been primarily administered from North America, with subsequent revenue allocations made to the applicable region. The Company procured aggregate license and maintenance bookings in its country of domicile, Canada, of $0.7 million and $0.8 million during the years ended March 31, 2009 and 2008, respectively.

The following table represents a summary of capital assets and goodwill by major geographic region as of March 31, 2009 and 2008 (in thousands):

	North America	Asia-Pacific	EMEA	Total
Identifiable assets at March 31, 2009:
Property and equipment, net	$1,847	$229	$637	$2,713
Intangible assets, net	$824	$—	$—	$824
Goodwill	$7,615	$—	$—	$7,615

Identifiable assets at March 31, 2008:
Property and equipment, net (as restated, see Note 2)	$2,191	$337	$995	$3,523
Intangible assets, net	$1,177	$—	$—	$1,177
Goodwill	$7,615	$—	$—	$7,615

13. Quarterly Financial Data (Unaudited)

As discussed in Note 2, the Company has restated herein its consolidated financial statements for the fiscal year ended March 31, 2008, in accordance with SAB 108 to correct errors in such consolidated financial statements that would have a material effect on the financial statements for fiscal 2009 and the fourth quarter of fiscal 2009 if not corrected. The Company has also restated its unaudited consolidated financial information for each of the previously reported interim periods of fiscal 2009 and 2008 to correct errors in such consolidated financial statements and financial information. The Company does not believe that these adjustments are material to any of the restated 2008 and 2009 periods.

The following table presents the restated statements of operations for the first three quarters in fiscal 2009 and each interim period in fiscal 2008. Additionally, certain amounts have been reclassified in fiscal 2008 to conform to fiscal 2009 presentation. The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of our results of operations for the interim periods presented (in thousands):

	Fiscal Quarter Ended
	Jun-07	Sep-07	Dec-07	Mar-08	Jun-08	Sep-08	Dec-08	Mar-09
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)
	(in thousands)
Revenues	$11,575	$12,522	$13,049	$13,723	$13,671	$13,587	$14,348	$14,414
Cost of revenues	1,570	1,653	1,694	1,859	1,832	1,816	1,818	1,655

Gross profit	10,005	10,869	11,355	11,864	11,839	11,771	12,530	12,759

Operating expenses:
Sales and marketing	7,944	6,417	6,878	7,272	7,578	6,723	6,483	6,226
Research and development	2,608	2,597	2,498	2,963	3,157	2,867	2,780	2,416
General and administrative	4,093	3,638	3,291	3,730	3,778	4,206	4,366	4,401

Total operating expenses	14,645	12,652	12,667	13,965	14,513	13,796	13,629	13,043

Operating loss	(4,640)	(1,783)	(1,312)	(2,101)	(2,674)	(2,025)	(1,099)	(284)
Interest income	33	45	36	24	37	19	7	5
Interest (expense)	(56)	(55)	(51)	(42)	(37)	(33)	(33)	231
Realized gain on sale of marketable securities	189	237	229	—	—	—	—	—
Foreign exchange gain (loss), net	(557)	429	472	1,054	(499)	148	1,868	(727)
Other (expense) income, net	(5)	(6)	(1)	8	(3)	8	(5)	(1)

(Loss) income before income taxes	(5,036)	(1,133)	(627)	(1,057)	(3,176)	(1,883)	738	(776)
Provision for income taxes	39	28	44	119	86	61	100	107

Net (loss) income	$(5,075)	$(1,161)	$(671)	$(1,176)	$(3,262)	$(1,944)	$638	$(883)

Net (loss) income per common share:
Basic	$(0.08)	$(0.02)	$(0.01)	$(0.02)	$(0.05)	$(0.03)	$0.01	$(0.01)
Diluted	$(0.08)	$(0.02)	$(0.01)	$(0.02)	$(0.05)	$(0.03)	$0.01	$(0.01)

Weighted-average common shares outstanding:
Basic	64,542	64,542	64,542	64,542	64,606	64,633	64,610	64,610
Diluted	64,542	64,542	64,542	64,542	64,606	64,633	82,647	64,610

Below are the effects of the restated unaudited consolidated financial information for each of the previously reported interim periods in fiscal 2008 and 2009. The restatement adjustments also include the correction of errors in previous periods which were not initially corrected in the respective periods.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008			September 30, 2008			December 31, 2008
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$9,596	$—	$9,596	$8,118	$—	$8,118	$7,504	$—	$7,504
Restricted cash	371	—	371	338	—	338	269	—	269
Accounts receivable, net of allowances for doubtful accounts and sales returns	9,891	—	9,891	8,795	—	8,795	10,721	—	10,721
Prepaid expenses	1,048	—	1,048	813	—	813	1,082	—	1,082
Other assets	319	—	319	275	—	275	328	—	328

Total current assets	21,225	—	21,225	18,339	—	18,339	19,904	—	19,904
Property and equipment, net(1)	3,681	(42)	3,639	3,461	(48)	3,413	3,055	(57)	2,998
Intangible assets, net	1,083	—	1,083	989	—	989	900	—	900
Goodwill	7,615	—	7,615	7,615	—	7,615	7,615	—	7,615
Other assets	1,104	—	1,104	1,071	—	1,071	1,053	—	1,053

Total assets	$34,708	$(42)	$34,666	$31,475	$(48)	$31,427	$32,527	$(57)	$32,470

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,780	$—	$2,780	$1,865	$—	$1,865	$1,829	$—	$1,829
Accrued liabilities(2)	6,554	200	6,754	6,223	249	6,472	6,798	257	7,055
Current portion of deferred revenue	43,861	—	43,861	43,339	—	43,339	44,188	—	44,188

Total current liabilities	53,195	200	53,395	51,427	249	51,676	52,815	257	53,072
Deferred revenue, excluding current portion	51,260	—	51,260	49,990	—	49,990	51,308	—	51,308
Other liabilities(3)	1,286	510	1,796	1,137	562	1,699	966	614	1,580

Total liabilities	105,741	710	106,451	102,554	811	103,365	105,089	871	105,960

Commitments and contingencies (Notes 10 and 11)
Shareholders’ deficit:
Series A convertible preferred stock	11,160	—	11,160	11,160	—	11,160	11,160	—	11,160
Share capital(4)	152,218	55	152,273	152,288	55	152,343	152,336	55	152,391
Employee benefit trust	—	—	—	13	—	13	5	—	5
Accumulated deficit(5)	(229,661)	(807)	(230,468)	(231,498)	(914)	(232,412)	(230,837)	(937)	(231,774)
Accumulated other comprehensive loss(6)	(4,750)	—	(4,750)	(3,042)	—	(3,042)	(5,226)	(46)	(5,272)

Total shareholders’ deficit	(71,033)	(752)	(71,785)	(71,079)	(859)	(71,938)	(72,562)	(928)	(73,490)

Total liabilities and shareholders’ deficit	$34,708	$(42)	$34,666	$31,475	$(48)	$31,427	$32,527	$(57)	$32,470

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended June 30, 2008				Six months ended September 30, 2008				Nine months ended December 31, 2008
	As Reported	Reclassifications	Adjustments	Restated	As Reported	Reclassifications	Adjustments	Restated	As Reported	Reclassifications	Adjustments	Restated
Revenues, net	$13,671	$—	$—	$13,671	$27,258	$—	$—	$27,258	$41,606	$—	$—	$41,606
Cost of revenues(7)(8)	1,759	28	45	1,832	3,545	58	45	3,648	5,376	90	—	5,466

Gross profit	11,912	(28)	(45)	11,839	23,713	(58)	(45)	23,610	36,230	(90)	—	36,140

Operating expenses:
Sales and marketing(7)	7,520	58	—	7,578	14,182	119	—	14,301	20,603	181	—	20,784
Research and development(7)	3,037	120	—	3,157	5,778	246	—	6,024	8,425	379	—	8,804
General and administrative(7)(9)	3,925	(206)	59	3,778	8,247	(423)	160	7,984	12,732	(650)	268	12,350

Total operating expenses	14,482	(28)	59	14,513	28,207	(58)	160	28,309	41,760	(90)	268	41,938

Operating loss	(2,570)	—	(104)	(2,674)	(4,494)	—	(205)	(4,699)	(5,530)	—	(268)	(5,798)
Interest income	37	—	—	37	56	—	—	56	63	—	—	63
Interest expense	(37)	—	—	(37)	(70)	—	—	(70)	(103)	—	—	(103)
Realized gain on sale of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—
Foreign exchange (loss) gain, net(10)	(499)	—	—	(499)	(351)	—	—	(351)	1,471	—	46	1,517
Other (expense) income, net	(3)	—	—	(3)	5	—	—	5	—	—		—

Loss before income taxes	(3,072)	—	(104)	(3,176)	(4,854)	—	(205)	(5,059)	(4,099)	—	(222)	(4,321)
Provision for income taxes(11)	80	—	6	86	135	—	12	147	229	—	18	247

Net loss	$(3,152)	$—	$(110)	$(3,262)	$(4,989)	$—	$(217)	$(5,206)	$(4,328)	$—	$(240)	$(4,568)

Net loss per common share:
Basic and diluted	$(0.05)	$—	$—	$(0.05)	$(0.08)	$—	$—	$(0.08)	$(0.07)	$—	$—	$(0.07)

Weighted-average common shares outstanding:
Basic and diluted	64,606	—	—	64,606	64,619	—	—	64,619	64,616	—	—	64,616

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended June 30, 2008			Six months ended September 30, 2008			Nine months ended December 31, 2008
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(3,152)	$(110)	$(3,262)	$(4,989)	$(217)	$(5,206)	$(4,328)	$(240)	$(4,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization(12)	400	7	407	815	13	828	1,252	22	1,274
Loss on disposal of capital assets	11	—	11	11	—	11	19	—	19
Stock-based compensation	107	—	107	195	—	195	229	—	229
Operating expenses funded by financing arrangement	—	—	—	—	—	—	59	—	59
Changes in assets and liabilities:
Accounts receivable	2,950	—	2,950	4,139	—	4,139	2,356	—	2,356
Prepaid expenses and other assets	898	—	898	1,372	—	1,372	1,172	—	1,172
Accounts payable	(21)	—	(21)	(267)	—	(267)	(541)	—	(541)
Accrued and other liabilities(14)	(16)	103	87	(105)	204	99	(20)	218	198
Deferred revenue	(178)	—	(178)	(872)	—	(872)	(609)	—	(609)

Net cash provided by (used in) operating activities	999	—	999	299	—	299	(411)	—	(411)

Cash flows from investing activities:
Capital expenditures	(634)	—	(634)	(901)	—	(901)	(946)	—	(946)
Release of restricted cash	227	—	227	227	—	227	227	—	227

Net cash used in investing activities	(407)	—	(407)	(674)	—	(674)	(719)	—	(719)

Cash flows from financing activities:
Payments on capital lease obligations	(94)	—	(94)	(157)	—	(157)	(186)	—	(186)
Payments on long term debt obligations	(112)	—	(112)	(226)	—	(226)	(419)	—	(419)

Net cash used in financing activities	(206)	—	(206)	(383)	—	(383)	(605)	—	(605)

Effect of exchange rate changes on cash and cash equivalent	(286)	—	(286)	(620)	—	(620)	(257)	—	(257)

Net increase (decrease) in cash and cash equivalents	100	—	100	(1,378)	—	(1,378)	(1,992)	—	(1,992)
Cash and cash equivalents, beginning of period	9,496	—	9,496	9,496	—	9,496	9,496	—	9,496

Cash and cash equivalents, end of period	$9,596	$—	$9,596	$8,118	$—	$8,118	$7,504	$—	$7,504

Cash paid during the period for:
Interest, net of capitalized interest	$24	—	$24	$43	—	$43	$64	—	$64
Income taxes	$65	—	$65	$174	—	$174	$217	—	$217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Capital expenditures funded by capital leases	$90	—	$90	$90	—	$90	$90	—	$90
Capital expenditures included in accounts payable at end of period	$79	—	$79	$14	—	$14	$15	—	$15

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007			September 30, 2007			December 31, 2007
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
ASSETS
Current assets:
Cash and cash equivalents	$9,047	$—	$9,047	$8,398	$—	$8,398	$7,719	$—	$7,719
Restricted cash	599	—	599	603	—	603	598	—	598
Accounts receivable, net of allowances for doubtful accounts and sales returns	7,859	—	7,859	8,009	—	8,009	10,065	—	10,065
Prepaid expenses	915	—	915	782	—	782	1,189	—	1,189
Other assets	759	—	759	591	—	591	386	—	386

Total current assets	19,179	—	19,179	18,383	—	18,383	19,957	—	19,957
Property and equipment, net(1)	3,372	(19)	3,353	3,346	(24)	3,322	3,296	(29)	3,267
Intangible assets, net	1,568	—	1,568	1,409	—	1,409	1,272	—	1,272
Goodwill	7,615	—	7,615	7,615	—	7,615	7,615	—	7,615
Other assets	962	—	962	978		978	992	—	992

Total assets	$32,696	$(19)	$32,677	$31,731	$(24)	$31,707	$33,132	$(29)	$33,103

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,035	$—	$3,035	$2,657	$—	$2,657	$2,239	$—	$2,239
Accrued liabilities, including an allowance for sales returns(2)	5,734	36	5,770	5,491	136	5,627	5,873	142	6,015
Current portion of deferred revenue	38,231	—	38,231	39,863	—	39,863	40,700	—	40,700

Total current liabilities	47,000	36	47,036	48,011	136	48,147	48,812	142	48,954
Deferred revenue, excluding current portion	44,314	—	44,314	45,677	—	45,677	47,885	—	47,885
Other liabilities(3)	1,954	305	2,259	1,784	356	2,140	1,609	407	2,016

Total liabilities	93,268	341	93,609	95,472	492	95,964	98,306	549	98,855

Commitments and contingencies (Notes 10 and 11)
Shareholders’ deficit:
Series A convertible preferred stock	11,160	—	11,160	11,160	—	11,160	11,160	—	11,160
Share capital(4)	151,766	47	151,813	151,859	55	151,914	151,957	55	152,012
Employee benefit trust	—		—	—		—	—		—
Accumulated deficit(5)	(223,791)	(407)	(224,198)	(224,788)	(571)	(225,359)	(225,397)	(633)	(226,030)
Accumulated other comprehensive loss	293	—	293	(1,972)	—	(1,972)	(2,894)	—	(2,894)

Total shareholders’ deficit	(60,572)	(360)	(60,932)	(63,741)	(516)	(64,257)	(65,174)	(578)	(65,752)

Total liabilities and shareholders’ deficit	$32,696	$(19)	$32,677	$31,731	$(24)	$31,707	$33,132	$(29)	$33,103

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Three months ended June 30, 2007				Six months ended September 30, 2007				Nine months ended December 31, 2007
	As Reported	Reclassifications	Adjustments	Restated	As Reported	Reclassifications	Adjustments	Restated	As Reported	Reclassifications	Adjustments	Restated
Revenues, net	$11,575	$—	$—	$11,575	$24,097	$—	$—	$24,097	$37,146	$—	$—	$37,146
Cost of revenues(7)	1,418	152	—	1,570	2,913	310	—	3,223	4,455	462	—	4,917

Gross profit	10,157	(152)	—	10,005	21,184	(310)	—	20,874	32,691	(462)	—	32,229

Operating expenses:
Sales and marketing(7)	8,014	(70)	—	7,944	14,505	(144)	—	14,361	21,453	(214)	—	21,239
Research and development(7)	2,511	97	—	2,608	5,007	198	—	5,205	7,403	300	—	7,703
General and administrative(7)(9)	4,218	(179)	54	4,093	7,883	(364)	212	7,731	11,301	(548)	269	11,022

Total operating expenses	14,743	(152)	54	14,645	27,395	(310)	212	27,297	40,157	(462)	269	39,964

Operating loss	(4,586)	—	(54)	(4,640)	(6,211)	—	(212)	(6,423)	(7,466)	—	(269)	(7,735)
Interest income	33	—	—	33	78	—	—	78	114	—	—	114
Interest expense	(56)	—	—	(56)	(111)	—	—	(111)	(162)	—	—	(162)
Realized gain on sale of available-for-sale securities	189	—	—	189	426	—	—	426	655	—	—	655
Foreign exchange (loss) gain, net	(557)	—	—	(557)	(128)	—	—	(128)	344	—	—	344
Other expense, net	(5)	—	—	(5)	(11)	—	—	(11)	(12)	—	—	(12)

Loss before income taxes	(4,982)	—	(54)	(5,036)	(5,957)	—	(212)	(6,169)	(6,527)	—	(269)	(6,796)
Provision for income taxes(11)	33	—	6	39	55	—	12	67	93	—	18	111

Net loss	$(5,015)	$—	$(60)	$(5,075)	$(6,012)	$—	$(224)	$(6,236)	$(6,620)	$—	$(287)	$(6,907)

Net loss per common share:
Basic and diluted	$(0.08)	$—	$—	$(0.08)	$(0.09)	$—	$—	$(0.09)	$(0.10)	$—	$(0.01)	$(0.11)

Weighted-average common shares outstanding:
Basic and diluted	64,542	—	—	64,542	64,542	—	—	64,542	64,542	—	—	64,542

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended June 30, 2007			Six months ended September 30, 2007			Nine months ended December 31, 2007
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(5,015)	$(60)	$(5,075)	$(6,012)	$(224)	$(6,236)	$(6,620)	$(287)	$(6,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization(12)	424	3	427	853	8	861	1,263	13	1,276
Loss on disposal of capital assets	1	—	1	8	—	8	11	—	11
Stock-based compensation(13)	1,460	—	1,460	1,539	8	1,547	1,663	8	1,671
Gain on sale of available-for-sale securities	88	—	88	88	—	88	88	—	88
Operating expenses funded by financing arrangement	(189)	—	(189)	(426)	—	(426)	(655)	—	(655)
Changes in assets and liabilities:
Accounts receivable	998	—	998	467	—	467	(1,777)	—	(1,777)
Prepaid expenses and other assets	756	—	756	507	—	507	151	—	151
Accounts payable	(277)	—	(277)	(1,039)	—	(1,039)	(1,528)	—	(1,528)
Accrued and other liabilities(14)	(432)	57	(375)	(1,072)	208	(864)	(662)	266	(396)
Deferred revenue	902	—	902	3,019	—	3,019	5,412	—	5,412

Net cash used in operating activities	(1,284)	—	(1,284)	(2,068)	—	(2,068)	(2,654)	—	(2,654)

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	207	—	207	467	—	467	709	—	709
Capital expenditures	(194)	—	(194)	(359)	—	(359)	(618)	—	(618)

Net cash provided by investing activities	13	—	13	108	—	108	91	—	91

Cash flows from financing activities:
Payments on capital lease obligations	(91)	—	(91)	(182)	—	(182)	(270)	—	(270)
Payments on long term debt obligations	(109)	—	(109)	(229)	—	(229)	(309)	—	(309)

Net cash used in financing activities	(200)	—	(200)	(411)	—	(411)	(579)	—	(579)

Effect of exchange rate changes on cash and cash equivalents	(161)	—	(161)	90	—	90	182	—	182

Net decrease in cash and cash equivalents	(1,632)	—	(1,632)	(2,281)	—	(2,281)	(2,960)	—	(2,960)
Cash and cash equivalents, beginning of period	10,679	—	10,679	10,679	—	10,679	10,679	—	10,679

Cash and cash equivalents, end of period	$9,047	$—	$9,047	$8,398	$—	$8,398	$7,719	$—	$7,719

Cash paid during the period for:
Interest, net of capitalized interest	$35	—	$35	$65	—	$65	$121	—	$121
Income taxes	$39	—	$39	$63	—	$63	$83	—	$83

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Capital expenditures funded by capital leases	$4	—	$4	$4	—	$4	$4	—	$4
Capital expenditures included in accounts payable	$43	—	$43	$91	—	$91	$70	—	$70

Notes to Restated Consolidated Balance Sheets

(1)	Adjustments for additional depreciation expense and accumulated depreciation for incorrect useful lives on certain property and equipment.

(2)	Adjustments for previously unrecorded liabilities as follows:

	Jun-07	Sep-07	Dec-07	Mar-08	Jun-08	Sep-08	Dec-08
Provision for income tax	$36	$42	$48	$55	$61	$67	$73
Royalty expense	—	—	—	—	45	45	(45)
Other general and administrative expenses	—	94	94	94	94	137	229

Total unrecorded current liabilities	$36	$136	$142	$149	$200	$249	$257

(3)	Adjustments for previously unrecorded sales and use taxes that were not charged to certain North America customers.

(4)	Adjustments for previously unrecorded stock based compensation expense.

(5)	Adjustment to accumulated deficit relates to errors described in notes 8 through 11 below.

(6)	Adjustment relates to an error in our foreign exchange gain (loss) calculation on inter-company balances.

Notes to Restated Consolidated Statements of Operations

(7)	Reclassifications relate to changes in the Company’s allocation method related to depreciation expense and certain customer support costs.

(8)	Adjustments for royalty expense that was accrued and expensed in the incorrect period.

(9)	Adjustments for unrecorded general and administrative costs as follows:

	Jun-07	Sep-07	Dec-07	Mar-08	Jun-08	Sep-08	Dec-08
Sales and use tax not charged to certain North America customers	$51	$51	$52	$51	$52	$52	$52
Other general and administrative expenses	—	94	—	—	—	43	47
Depreciation expense	3	5	5	6	7	6	9
Stock-based compensation expense	—	8	—	—	—	—	—

Total unrecorded general and administrative costs	$54	$158	$57	$57	$59	$101	$108

(10)	Adjustment for an error in our foreign exchange gain (loss) calculation on inter-company balances.

(11)	Adjustments for unrecorded interest and penalties on an uncertain tax position.

Notes to Restated Consolidated Statements of Cash Flows

(12)	Adjustments for additional depreciation expense as described in notes 1 and 9 above.

(13)	Adjustments for unrecorded stock-based compensation expense as described in notes 4 and 9 above.

(14)	Adjustments for unrecorded royalties, taxes and general and administrative expenses described in notes 2, 3, 8, 9 and 11 above.

14. Subsequent Events

Acquisition of certain assets from Asempra Technologies, Inc.

On May 1, 2009, BakBone Software, Inc. entered into an Asset Purchase Agreement with Asempra (Assignment for the Benefit of Creditors), LLC, as Assignee for the Benefit of Creditors of Asempra Technologies, Inc. (“Asempra”), for the acquisition of certain assets. Pursuant to the terms of the agreement, the Company (a) issued 3,846,154 common shares and (b) paid cash consideration of approximately $350,000 plus accrued royalties to Asempra and certain of Asempra’s creditors. The Company’s existing license agreement with Asempra was also terminated.

Pursuant to the terms of the agreement, the shares issued in the transaction are subject to restrictions on their disposition, including the restriction that for a period of one year following the date of the Agreement, the holder of such shares is not permitted to sell more than one-sixth (1/6) of the common shares received by it in the transaction in any one month.

The assets acquired from Asempra will be accounted for under the provisions of SFAS 141R. The Company is currently in the process of completing the fair value analysis of the assets acquired from Asempra.

2003 Equity Plan Amendment

On May 7, 2009, the Company’s board of directors amended the Company’s 2003 Stock Option Plan. The amended plan permits the Company to make equity-based awards to employees, officers and directors. The total number of shares reserved for issuance under the amended plan is not changed by the amendment. The amended and restated plan is now titled the BakBone Software Incorporated 2003 Equity Incentive Plan.

Acquisition of ColdSpark, Inc.

On May 13, 2009, the Company acquired 100% of the capital stock of ColdSpark, Inc., a Delaware corporation (“ColdSpark”). The agreement provides for the payment by the Company of aggregate consideration of $8,125,000 in cash and 18,169,780 Company common shares (having a deemed value of $7,813,005.40) (the “Company Shares”). Pursuant to the terms of the agreement, at closing the Company paid cash of $1,500,000 and issued 9,117,877 common shares, however, $750,000 of the cash amount payable at closing will be paid thirteen months after the closing date along with interest at the rate equal to the greater of (A) the applicable prime rate as reported in the Wall Street Journal on the closing date plus 3.5% or (B) 8% (the “Interest Rate”). The Company Shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

The remaining consideration will be paid pursuant to the following schedule: (i) $1,500,000 and 3,488,383 common shares shall be paid thirteen months after the closing date; (ii) $1,500,000 and 3,488,383 common shares shall be paid twenty-five months after the closing date; and (iii) $3,625,000 and 2,075,137 common shares shall be paid thirty-seven months after the closing date. The Company may, at its discretion, defer all or a portion of the cash amounts payable in (ii) and (iii) above by issuing a number of Company Shares equal to the deferred amount, provided that the Company shall pay interest on any deferred cash payment at the Interest Rate.

$1,625,000 of the consideration is available to the Company to satisfy certain indemnification obligations pursuant to the terms of the agreement. Subject to the terms of the agreement, the Company is entitled to satisfy any indemnification claims by reducing each subsequent payment of the consideration by a pro rata amount of the indemnification claims, 50% in Company Shares and 50% in cash.

The agreement also provides that the holders of the Company Shares may include such shares in certain registration statements filed by the Company. Further, the holders of the Company Shares may, subject to certain restrictions, cause the Company to file a resale registration statement on Form S-3 covering the Company Shares.

Ian Bonner, a member of the Company’s Board of Directors, served as the Chief Executive Officer of ColdSpark from March 2008 through November 2008 and as Acting CEO from November 2008 until April 2009. Mr. Bonner waived his right to receive any consideration or other payments in connection with the acquisition and waived all compensation related to his services to ColdSpark accrued from November 2008 through the acquisition date.

The acquisition of ColdSpark will be accounted for in accordance with the provisions of SFAS 141R. The Company is in the process of completing the fair value evaluation of the acquired net assets of ColdSpark.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2009

BAKBONE SOFTWARE INCORPORATED

By:	/s/ JAMES R. JOHNSON
James R. Johnson President Chief Executive Officer (Principal executive officer)

By:	/s/ STEVEN R. MARTIN
Steven R. Martin Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this annual report on the date(s) indicated below:

Signature	Title	Date
/S/ JAMES R. JOHNSON James R. Johnson	President, Chief Executive Officer and Director (principal executive officer)	June 23, 2009

/S/ STEVEN R. MARTIN Steven R. Martin	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	June 23, 2009

/S/ IAN BONNER Ian Bonner	Director	June 23, 2009

/S/ DOUGLAS LINDROTH Douglas Lindroth	Director	June 23, 2009

/S/ NEIL MACKENZIE Neil MacKenzie	Director	June 23, 2009

/S/ M. BRUCE NAKAO M. Bruce Nakao	Director	June 23, 2009

/S/ ARCHIBALD NESBITT Archibald Nesbitt	Director	June 23, 2009

Richard N. Frasch	Director

INDEX TO EXHIBITS

Exhibit No.	Description of Documents
2.1(10)	Agreement and Plan of Merger, dated May 11, 2009, by and among BakBone Software Incorporated, Chickasaw Acquisition Corporation, Chickasaw Acquisition Corporation II, ColdSpark, Inc. and Tom Neustaetter as stockholder representative. Certain schedules and exhibits referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1(1)	Restated Articles of Continuance of the registrant

3.2(7)	Bylaws, as amended, of the registrant

4.1(1)	Shareholder Protection Rights Plan Agreement made as of June 17, 2002 by and between the registrant and CIBC Mellon Trust Company

10.1	Form of Indemnity Agreement for directors and executive officers

10.2	Form of Change in Control for executive officers

10.3(1)	2000 Stock Option Plan

10.4(2)	2002 Stock Option Plan

10.5(1)	Form of stock option agreement for the 2000 Stock Option Plan and the 2002 Stock Option Plan

10.6(9)	BakBone Software Incorporated 2003 Equity Incentive Plan

10.7(1)	Series A Preferred Share Purchase Agreement made as of June 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities

10.8(1)	Investors’ Rights Agreement, dated June 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities

10.9(5)	Standard Form Modified Gross Office Lease, dated April 20, 2005, between The Irvine Company and the registrant

10.10(3)	Employment Agreement, dated November 1, 2004, by and between the registrant and James R. Johnson

10.11(4)	Warrant to Purchase Common Stock, dated April 17, 2007, by and between the registrant and Sun Microsystems, Inc.

10.12(5)	Stand-alone Restricted Stock Unit Award Agreement dated April 27, 2006, by and between registrant and Doug Lindroth

10.13(5)	Amendment to Stand-alone Restricted Stock Unit Award Agreement dated April 24, 2008, by and between registrant and Doug Lindroth

10.14(6)	Offer Letter, dated August 20, 2008, by and between the registrant and Steven R. Martin

10.15(7)	Offer Letter, dated February 9, 2009, by and between the registrant and Robert Wright

10.16	Offer Letter, dated September 14, 2005, by and between the registrant and Kenneth Horner

10.17	Amendment to Offer Letter, dated June 19, 2009, by and between the registrant and Kenneth Horner

10.18	Offer Letter, dated March 29, 2006, by and between the registrant and Dan Woodward

10.19	Amendment to Offer Letter, dated June 19, 2009, by and between the registrant and Dan Woodward

Exhibit No.	Description of Documents

10.20(8)	Asset Purchase Agreement dated May 1, 2009 by and between BakBone Software, Inc. and Asempra (Assignment for the Benefit of Creditors), LLC, as Assignee for the Benefit of Creditors of Asempra Technologies, Inc.

10.21	Offer Letter, dated June 15, 2009, by and between the registrant and Roy Hogsed

21.1	Subsidiaries of the registrant

23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accountants

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for James R. Johnson

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steven Martin

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on June 30, 2004.
(2)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 20-F filed on June 26, 2003.
(3)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on November 2, 2004.
(4)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on April 24, 2007.
(5)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on August 6, 2008.
(6)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on August 26, 2008.
(7)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Quarterly Report on Form 10-Q filed on February 9, 2009.
(8)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on form 8-K filed on May 4, 2009.
(9)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on form 8-K filed on May 13, 2009.
(10)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on form 8-K filed on May 14, 2009.