Form 10-Q
period 2009-06-30
BAKBONE SOFTWARE INC
filed 2009-08-13
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 7, 2009 there were approximately 77,641,824 shares of the registrant’s common stock outstanding.

BAKBONE SOFTWARE INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,427	$8,398
Restricted cash	358	264
Accounts receivable, less allowances for doubtful accounts and sales returns of $169 at June 30, 2009 and $218 at March 31, 2009	8,622	9,646
Prepaid expenses	884	873
Other assets	499	286

Total current assets	17,790	19,467
Property and equipment, at cost	7,594	7,076
Less accumulated depreciation`	(4,803)	(4,363)

Property and equipment, net	2,791	2,713
Intangible assets, net	8,458	824
Trademarks	400	—
Goodwill	14,007	7,615
Other assets	1,011	939

Total assets	$44,457	$31,558

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,258	$2,291
Accrued liabilities	8,221	7,312
Current portion of acquisition consideration payable	2,252	—
Current portion of deferred revenue	45,397	44,081

Total current liabilities	58,128	53,684
Deferred revenue, excluding current portion	47,208	47,684
Acquisition consideration payable, excluding current portion	4,328	—
Other liabilities	1,278	1,337

Total liabilities	110,942	102,705

Commitments and contingencies (Note 6)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000 shares authorized at June 30, 2009, and March 31, 2009, 18,000 shares issued and outstanding at June 30, 2009 and March 31, 2009, liquidation preference of $23,356 and $21,607, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 77,642 and 64,633 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	159,467	152,423
Employee benefit trust	(9)	(11)
Accumulated deficit	(231,966)	(232,657)
Accumulated other comprehensive loss	(5,137)	(2,062)

Total shareholders’ deficit	(66,485)	(71,147)

Total liabilities and shareholders’ deficit	$44,457	$31,558

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three months ended June 30,
	2009	2008
		As Restated (see note 2)
Revenues:
License and service	$15,190	$13,671
Other	1,500	—

	16,690	13,671
Cost of revenues	1,472	1,832

Gross profit	15,218	11,839

Operating expenses:
Sales and marketing	6,632	7,578
Research and development	3,135	3,157
General and administrative	4,352	3,778

Total operating expenses	14,119	14,513

Operating income (loss)	1,099	(2,674)
Interest income	3	37
Interest expense	(141)	(37)
Foreign exchange loss, net	(246)	(499)
Other income (expense), net	1	(3)

Income (loss) before income taxes	716	(3,176)
Provision for income taxes	25	86

Net income (loss)	$691	$(3,262)

Net income (loss) per common share:
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

Weighted-average common shares outstanding:
Basic	76,747	64,606

Diluted	94,819	64,606

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended June 30,
	2009	2008
		As Restated (see note 2)
Cash flows from operating activities:
Net income (loss)	$691	$(3,262)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	534	407
Loss on disposal of capital assets	6	11
Stock-based compensation	12	107
Operating expenses funded by financing arrangement	103	—
Non-cash interest expense	125	—
Changes in assets and liabilities, net of effects from acquisition of ColdSpark, Inc:
Accounts receivable	1,500	2,950
Prepaid expenses and other assets	(18)	898
Accounts payable	(82)	(21)
Accrued and other liabilities	329	87
Deferred revenue	(3,290)	(178)

Net cash (used in) provided by operating activities	(90)	999

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,014)	—
Capital expenditures	(67)	(634)
Release of restricted cash	—	227

Net cash used in investing activities	(1,081)	(407)

Cash flows from financing activities:
Payments on capital lease obligations	(74)	(94)
Payments on long term debt obligations	(226)	(112)

Net cash used in financing activities	(300)	(206)

Effect of exchange rate changes on cash and cash equivalents	500	(286)

Net (decrease) increase in cash and cash equivalents	(971)	100
Cash and cash equivalents, beginning of period	8,398	9,496

Cash and cash equivalents, end of period	$7,427	$9,596

Cash paid during the period for:
Interest	$13	$24
Income taxes	42	65
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital leases	$12	$90
Capital expenditures included in accounts payable at end of period	74	79

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The Company

BakBone Software Incorporated (“BakBone” or the “Company”), a Canadian federal company, is a leading provider of data protection, retention and availability technologies that reduce storage management complexity. During the first quarter of fiscal 2010, the Company acquired ColdSpark, Inc, (“ColdSpark”) a Colorado-based company and provider of enterprise email infrastructure solutions and platforms. Effective May 2009, the Company commenced the sales and marketing efforts surrounding ColdSpark’s portfolio of solutions. These solutions will allow the Company to provide enterprise email and infrastructure solutions and platforms, which help customers manage and control their email and messaging environment based on pre-defined policies.

Effective with the ColdSpark acquisition, BakBone operates two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells ColdSpark’s SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. The Company has operations in three primary geographic regions: North America, Asia-Pacific, and Europe, Middle East and Africa, or EMEA, and conducts commercial operations primarily through four of its respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, BakBone Software Ltd., and ColdSpark, Inc.

2.	Basis of Presentation

The accompanying consolidated balance sheet at June 30, 2009, the consolidated statements of operations and cash flows for the three months ended June 2009 and 2008, have been prepared by the Company and have not been audited. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K.

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

Significant Customers

As of June 30, 2009, the Company had accounts receivable balances from one customer representing 17% of consolidated accounts receivable. During the three months ended June 30, 2009, the Company had one customer that comprised 11% of consolidated revenues. As of and during the three months ended June 30, 2008, there were no customers representing 10% or more of the Company’s consolidated accounts receivables or consolidated revenues.

Restatement of Fiscal 2009 Financial Information

As discussed in Note 13 of the Company’s fiscal 2009 Annual Report on Form 10-K, the Company restated its unaudited consolidated financial information for each of the previously reported interim periods of fiscal 2009 to correct errors in such consolidated financial statements and financial information. The Company does not believe that these adjustments are material to any of the restated fiscal 2009 periods.

Adoption of Recent Accounting Pronouncements

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141R”). Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. During the three months ended June 30, 2009, the Company acquired ColdSpark and certain assets from Asempra (Assignment for the Benefit of Creditors), LLC (“Asempra”), see Note 4 for a description of these acquisitions.

Effective April 1, 2009, the Company adopted FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The adoption did not have a material impact on the Company’s results of operations or financial condition for the three months ended June 30, 2009.

Effective June 15, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after the balance sheet date of June 30, 2009 through August 13, 2009, the date it issued these financial statements. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events.

Effective June 15, 2009, the Company adopted the Financial Accounting Standards Board Position No. FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FAS 107-1”), which extends the disclosure requirements regarding the fair value of financial instruments under FAS 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. The adoption of FAS 107-1 did not have a material effect on the Company’s consolidated financial statements.

Other than the adoption of these accounting pronouncements, there have been no significant changes in the Company’s accounting policies during the three months ended June 30, 2009, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended March 31, 2009.

3.	Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the allowance for doubtful accounts, the accounting for income taxes including the future realizability of our deferred tax assets, the accounting for business combinations, and the determination of the estimated useful life of our software for purposes of revenue recognition amortization. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

Revenue Recognition

The Company recognizes software license revenue in accordance with American Institute of Certified Public Accountants, Statements of Position 97-2, Software Revenue Recognition (“SOP 97-2”) and Statement of Position 98-9, Modification of SOP97-2 “Software Revenue Recognition” With Respect to Certain Transactions (SOP 98-9). The Company derives revenues from software licenses, maintenance services, and professional services from three distinct groups of customers: resellers, OEMs, and direct end users.

The Company commences recognizing revenue under these arrangements when all of the following are met:

•

Persuasive Evidence of an Arrangement Exists. It is the Company’s practice to require a contract signed by both the partner and the Company and/or a customer-issued purchase order depending on the underlying facts and circumstances of the business relationship.

•

Delivery Has Occurred. The Company delivers software by both physical and electronic means. Both means of delivery transfer title and risk to the customer. Physical delivery terms are generally FOB shipping point. For electronic delivery of the software, delivery is complete when the customer has been provided electronic access to the software. Certain of the Company’s arrangements contain customer acceptance provisions. Under these arrangements, revenue recognition commences once the acceptance provisions have been satisfied.

•	The Vendor’s Fee is Fixed or Determinable. Fees are generally considered fixed and determinable when payment terms are within the Company’s standard credit terms.

•

Collectability is Probable. Customers must meet collectability requirements pursuant to the Company’s credit policy. For contracts that do not meet the Company’s collectability criteria, fees earned are deferred initially and recognized in accordance with its revenue policy once payment is received from the customer.

The Company’s customers are not contractually permitted to return products, but the Company accepts returns under certain circumstances. The Company accounts for potential returns from its reseller and OEM customers in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”). The Company uses historical returns experience with these customers to determine potential returns and to establish the appropriate sales returns allowance.

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

Storage Management Division

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

Message Management Division

Effective with the acquisition of ColdSpark on May 13, 2009, the Company’s revenues include sales transactions of ColdSpark, which became a wholly-owned subsidiary of the Company on this date (see Note 4). The revenues generated by ColdSpark are primarily from the sale of software licenses and professional services to large enterprise users. Revenues also include support services to its customers. The Company follows the residual method of revenue recognition for product agreements that include one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized when all revenue recognition criteria are satisfied. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value is established. When the only undelivered element for which we do not have a fair value is maintenance services, revenue for the entire arrangement is bundled and recognized ratably over the maintenance service period. VSOE of fair value for elements of an arrangement is based upon the Company’s normal pricing and discounting practices for those services when sold separately. The Company’s product agreements generally include customer acceptance provisions, and as such, revenue recognition does not commence until satisfaction of the customer acceptance criteria.

Revenues related to implementation, installation, and testing services are recognized as the services are performed or ratably over the term of the agreement based upon the agreement terms.

Business Combinations

The Company accounts for business combinations pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141R”). Under SFAS 141R, the Company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents; and

•	discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate.

Deferred Revenue

Deferred revenue represents software license, maintenance contract and professional services bookings, net of recognized revenue amounts. A majority of the Company’s sales transactions are deferred and recognized over the applicable period, generally three to five years. The following table provides detail of the change in deferred revenue balances for three months ended June 30, 2009 (in thousands):

Deferred revenue balance at March 31, 2009	$91,765
Current period bookings deferred into subsequent periods	10,707
Current period revenue from prior period bookings	(13,829)
Foreign exchange impact	3,962

Deferred revenue balance at June 30, 2009	$92,605

Comprehensive Loss

Comprehensive loss is the total of net income (loss) and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net income (loss) and foreign currency translation adjustment. Comprehensive loss for the three months ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,
	2009	2008
		As Restated (see note 2)
Net income (loss)	$691	$(3,262)
Foreign currency translation adjustment	(3,075)	2,177

Total comprehensive loss	$(2,384)	$(1,085)

The foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the Company’s reporting currency. During the three months ended June 30, 2009, the foreign currency translation decrease of $3.1 million was related primarily to the translation of the Company’s assets and liabilities in its EMEA subsidiary as the U.S. dollar weakened against the British pound during the period. During the three months ended June 30, 2008, the period increase of $2.2 million related primarily to the translation of the Company’s deferred revenue balance and was primarily the result of the strengthening of the U.S dollar against the Japanese Yen.

Net Income (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares and potential common shares outstanding during the period, except where the effect of including potential common shares would be anti-dilutive.

The following table summarizes potential common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three months ended June 30,
	2009	2008
Stock options	5,474	5,738
Restricted stock units	—	186
Warrants	2,145	3,325
Unallocated shares held in EBT	23	—
Series A convertible preferred stock	—	18,000

Total anti-dilutive instruments	7,642	27,249

Recent Accounting Pronouncements

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the SFAS 168 to have an impact on its financial position or results of operations.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

4.	Acquisitions

ColdSpark, Inc.

The Company acquired ColdSpark on May 13, 2009, by means of a merger of a wholly-owned subsidiary, such that ColdSpark became a wholly-owned subsidiary of the Company. The Company acquired ColdSpark, among other reasons, to expand and enhance its product portfolio and further advance its Universal Data Management strategy.

Pursuant to the merger agreement, at the closing, the Company made cash payments totaling $750,000 and issued 9,117,877 common shares for 100% of the equity shares outstanding of ColdSpark. In addition, the Company has agreed to make cash payments totaling up to $7,375,000 and to issue up to 9,051,903 common shares over a three year period from June 2010 to June 2012. The total acquisition date fair value of the consideration to be transferred is estimated at $12.85 million, which includes the initial cash payment of

$750,000, the initial issuance of 9,117,877 of the Company’s common shares, the deferred cash payments of $7,375,000, and the deferred issuance of 9,051,903 of the Company’s common shares. The total acquisition date fair value of consideration transferred is estimated as follows:

(in thousands)
Cash payments to ColdSpark shareholders	$7,253
Common share issuances to ColdSpark shareholders	5,595

Total acquisition date fair value	$12,848

The Company estimated the fair value of the cash consideration by discounting the future cash payments based upon its after tax cost of debt. In accordance with SFAS 141R, a liability has been recognized for the estimated acquisition date fair value of the future cash payments. Any change in the fair value of the future cash payments will be recognized in earnings in the period the estimated fair value changes.

The Company estimated the fair value of the common share consideration using the closing share price on the acquisition date and reduced the calculated value for: (i) the limited marketability of the common shares issued and to be issued, as they are unregistered shares and subject to Rule 144; and (ii) the impact of the Company issuing the shares over a three year period of time rather than at the acquisition date. Any change in the fair value of the stock consideration will be recognized in earnings in the period the estimated fair value changes.

Under the acquisition method of accounting, the identifiable assets acquired and liabilities assumed were recognized and measured as of the acquisition date based on their estimated fair values as of May 13, 2009, the acquisition date. The excess of the acquisition date fair value of consideration transferred over estimated fair value of the net tangible assets and intangible assets was recorded as goodwill.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

(in thousands)
Cash and cash equivalents	$58
Restricted cash	51
Accounts receivable	271
Prepaid expenses and other assets	270
Property and equipment	82
Intangible assets	6,210
Trademarks	400

Total identifiable assets acquired	7,342
Accounts payable and accrued liabilities	649
Other liabilities	69
Deferred revenue	168

Total liabilities assumed	886
Goodwill	6,392

Net assets acquired	$12,848

Intangible Assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the intangible assets. In determining the fair value of the intangible assets the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of ColdSpark’s products. The fair values of the identified intangible assets related to the existing technology, patents and trademarks were calculated using a market approach which relies on empirical market data from comparable intangible assets in determining the fair value of the intangible assets acquired. The fair value of the maintenance agreements was calculated using an income approach which relies on estimates and assumptions provided by the Company. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 18.5%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as ColdSpark. The following table sets forth the components of identified intangible assets associated with the ColdSpark acquisition and their estimated useful lives:

(in thousands)	Useful Life	Fair Value
Existing technology	10 years	$4,960
Patents	10 years	1,240
Maintenance agreements	6 months	10
Trademarks	indefinite	400

Total intangible assets acquired		$6,610

In accordance with FSP 142-3, the Company determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of ColdSpark’s product line. Patents are related to the design and development of ColdSpark’s products that can be leveraged to develop new technology and products and improve their existing products. Maintenance agreements represent the underlying relationships and agreements with ColdSpark’s installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of ColdSpark’s products and services. Amortization expense for the intangible assets is included in cost of revenues.

Goodwill

Of the total estimated purchase price, approximately $6.4 million was allocated to goodwill. Goodwill is defined as the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets and represents the benefits the Company expects to experience from the synergies and additional business opportunities created by the acquisition. In accordance with SFAS No. 142, goodwill resulting from business is tested for impairment at least annually and more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes. The Company has assigned the $6.4 million in goodwill to its Message Management reporting segment.

Deferred Revenue

In connection with the purchase price allocation, the Company estimated the fair value of the service obligations assumed from ColdSpark as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that the Company would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs related to ColdSpark’s service agreements with its customers. Profit associated with selling efforts was excluded because ColdSpark had concluded the selling efforts on the service contracts prior to the date of the Company’s acquisition. The estimated research and development costs associated with support contracts have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. The Company recorded $168,000 in deferred revenue to reflect the estimate of the fair value of ColdSpark’s service obligations assumed.

Pre-Acquisition Contingencies

The Company has evaluated and continues to evaluate pre-acquisition contingencies related to ColdSpark that existed as of the acquisition date. If these pre-acquisition contingencies that existed as of the acquisition date become probable in nature and estimable during the remainder of the measurement period, amounts recorded for such matters will be adjusted in the financial statements during the measurement period and subsequent to the measurement period. The merger agreement provides for the Company to reduce the future cash payments and stock consideration by up to $1,625,000 for pre-acquisition contingencies that existed as of the acquisition date. If the Company determines there were pre-acquisition contingencies in excess of the $1,625,000 the amounts would be included in its results of operations.

Results of Operations

The amount of revenues and operating loss of ColdSpark included in the Company’s consolidated statement of operations from the acquisition date to the period ending June 30, 2009:

(in thousands)
Revenues	$90
Operating loss	$(656)

Unaudited Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including ColdSpark) for the three months ended June 30, 2009 and 2008 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

	Three months ended June 30,
(in thousands)	2009	2008
Total revenues	$16,860	$13,958
Net income (loss)	$264	$(4,486)
Basic net income (loss) per common share	$0.00	$(0.07)
Diluted net income (loss) per common share	$0.00	$(0.07)

The estimated acquisition date fair value of consideration transferred, assets acquired and the liabilities assumed for ColdSpark presented above represent the Company’s best estimates.

Certain Assets from Asempra (Assignment for the Benefit of Creditors), LLC

The Company acquired certain technology assets of Asempra on May 1, 2009. The Company acquired these assets, among other reasons, to enhance its market position in the windows application data protection market.

Pursuant to the asset purchase agreement, the Company made cash payments totaling $350,000 and issued 3,846,154 common shares for certain technology assets relating to Asempra’s products and lab office equipment. The total acquisition date fair value of the consideration transferred is $1.7 million. The total acquisition date fair value of consideration transferred is estimated as follows:

(in thousands)
Cash payments to seller	$350
Common share issuances to seller	1,389

Total acquisition date fair value	$1,739

The Company estimated the fair value of the common share consideration using the closing share price on the acquisition date and reduced the calculated value for the limited marketability of the common shares issued as they are unregistered shares and subject to Rule 144.

Under the acquisition method of accounting, the identifiable assets acquired were recognized and measured as of the acquisition date based on their estimated fair values as of May 1, 2009, the acquisition date.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

(in thousands)
Intangible assets	$1,632
Property and equipment	107

Total assets acquired	$1,739

Intangible Assets

Management engaged a third-party valuation firm to assist in the determination of the fair value of the intangible assets. In determining the fair value of the intangible assets the Company considered, among other factors, the best use of acquired assets, analyses of historical financial performance and estimates of future performance of the acquired technology. The fair values of the identified intangible assets related to the existing technology and patents were calculated using a market approach which relies on empirical market data from comparable intangible assets in determining the fair value of the intangible assets acquired. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 18.5%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as Asempra. The following table sets forth the components of identified intangible assets associated with the Asempra asset acquisition and their estimated useful lives:

(in thousands)	Useful Life	Fair Value
Existing technology	4 years	$1,469
Patents	14 years	163

Total intangible assets acquired		$1,632

In accordance with FSP 142-3, the Company determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Amortization expense for the intangible assets is included in cost of revenues.

The estimated asset acquisition date fair value of consideration transferred and assets acquired for the Asempra assets presented above represent the Company’s best estimates.

Supplemental cash flow disclosure for acquisitions

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for ColdSpark:

Current assets	$650
Property and equipment	82
Identifiable intangible assets	6,210
Trademarks	400
Goodwill	6,392

Total assets acquired	13,734

Consideration paid for ColdSpark:
Cash paid at acquisition	(750)
Deferred cash consideration	(6,503)
Stock consideration	(5,595)

Liabilities assumed	$886

The Company acquired certain assets from Asempra for cash consideration of $350,000 and stock consideration of $1.4 million, for total consideration of $1.7 million. The assets acquired were primarily intangible assets.

5.	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net assets acquired. As of June 30, 2009, goodwill consists of the following:

Goodwill balance at March 31, 2009	$7,615
Acquired in connection with the ColdSpark acquisition	6,392

Goodwill balance at June 30, 2009	$14,007

Intangible assets consist of the following (in thousands):

	Estimated Useful life	Carrying value at March 31, 2009	Intangible assets acquired	Amortization expense	Carrying value at June 30, 2009
Technology	4 to 14 years	$824	$7,832	$(205)	$8,451
Maintenance agreements	6 months	—	10	(3)	7

Total intangible assets		$824	$7,842	$(208)	$8,458

Amortization expense for intangible assets was $0.2 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively. For three months ended June 30, 2009, amortization expense is included in cost of revenues, in the consolidated statements of operations. For the three months ended June 30, 2008, amortization expense of $77,000 and $17,000, is included in cost of revenues and sales and marketing expense, respectively, in the consolidated statements of operations.

6.	Commitments and Contingencies

In the normal course of business, the Company may be involved in various claims, negotiations and legal actions; however, as of June 30, 2009, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

7.	Shareholders’ Deficit

During the three months ended June 30, 2009, 75,000 restricted stock units vested pursuant to the vesting conditions of the amended award. In connection with the vesting of the restricted stock units, the Company issued 45,000 shares. The remaining 30,000 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the amended award. A summary of the change in restricted stock unit awards during the three months ended June 30, 2009 is as follows:

Number of shares
Unvested at March 31, 2009	150,000
Awarded	—
Vested	(75,000)
Forfeited	—

Unvested at June 30, 2009	75,000

8.	Segment Disclosures

Effective with the ColdSpark acquisition on May 13, 2009, the Company operates two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells the ColdSpark SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. The following table represents a summary of revenues, operating income or loss, and total assets for each reporting segment as of and for the three months ended June 30, 2009 (in thousands):

	Storage Management	Message Management	Total
Revenues form external customers	$16,600	$90	$16,690
Operating income (loss)	$1,755	$(656)	$1,099
Total assets	$30,817	$13,640	$44,457

There were no inter-segment revenues during the three months ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures, made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and the audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended March 31, 2009 and other reports and filings made with the securities and exchange commission. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: the deteriorating economic and market conditions that lead to reduced spending on information technology products; competition in our target markets; potential capital needs; management of future growth and expansion; the development, implementation and execution of our Universal Data Management strategic vision; customer acceptance of our existing and newly introduced products and fee structures; the success of our brand development efforts; failure to integrate acquired operations; and other risks identified elsewhere in this Quarterly Report and in our most recent reports on Forms 10-K and 8-K. We assume no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made, other than as required under applicable securities laws.

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

In May 2009 we acquired ColdSpark, Inc. (“ColdSpark”), a provider of enterprise email infrastructure solutions and platforms for approximately $12.9 million, including cash payments of $8.1 million and the issuance of 18.2 million common shares to be paid out over three years. This new portfolio of solutions is part of the SparkEngine Mail Transport Platform and includes the SparkEngine, MailFusion and Compliance Catalyst families of products. The ColdSpark technology portfolio is designed to provide a unique set of technologies which help customers manage and control their email and messaging environment based upon pre-defined policies. These products are designed to provide the following benefits:

•	Single point of control for messaging policies and applications;

•	End-to-end message forensics;

•	Increased visibility and control for compliance; and

•	Improved visibility and insights for campaign, event or transaction driven communications.

In May 2009, we acquired certain assets from Asempra (Assignment for the Benefit of Creditors), LLC (“Asempra”), for approximately $1.7 million, consisting of cash payments of $350,000 and the issuance of 3.8 million common shares. Following the purchase of these assets we were able to rebrand our portfolio of real-time, disk-based data protection products for the Microsoft Windows environment, including Microsoft Exchange and Microsoft SQL Server environments, as NetVault: FastRecover™. The NetVault: FastRecover product family delivers real-time data protection to a broader segment of the enterprise and mid-tier computing markets and is designed to provide customers with:

•	Real-time data protection for high availability;

•	Disk-to-Disk backup for reliable, high performance operations;

•	Any-point-in-time recovery to provide flexible recovery; and

•	Virtual On Demand Recovery to allow systems to be used within 30 seconds of a failure.

Our strategic goal is to provide global data management capabilities by integrating our portfolio of products and using a more centralized approach to managing data which we have called our integrated data protection strategy. The addition of our newly acquired technology portfolios provides us with a better foundation from which we can execute on this strategy to meet the ever-increasing requirements around policy, compliance and message management as a whole. In keeping with this goal of providing global data management capabilities, we call this expanded focus our Universal Data Management strategy. This strategy focuses on providing a data-centric approach to integrating data protection, centralizing policy management and managing an organization’s messaging infrastructure to optimize performance, increase data availability and improve corporate compliance.

Effective with the ColdSpark acquisition, we operate two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells the ColdSpark SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. The Company has operations in three primary geographic regions: North America, Asia-Pacific, and Europe, Middle East and Africa, or EMEA, and conducts commercial operations primarily through four of its respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, BakBone Software Ltd., and ColdSpark, Inc.

Revenues related to implementation, installation, and testing services are recognized upon completion of the related projects or ratably over the term of the agreement based upon the agreement terms.

The following table summarizes consolidated revenues and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Three months ended June 30,
	2009	2008
Consolidated revenues, net	$16,690	$13,671
North America	$7,175	$5,228
As a percentage of consolidated revenues	43%	38%
Asia-Pacific	$5,559	$4,698
As a percentage of consolidated revenues	33%	34%
EMEA	$3,956	$3,745
As a percentage of consolidated revenues	24%	28%

In addition, we had consolidated deferred revenue balances as follows (in thousands):

	As of June 30, 2009	As of March 31, 2009
Consolidated deferred revenue	$92,605	$91,765

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

Cost of revenues consists of the direct cost of providing customer support, including payroll and other benefits of staff working in our customer support departments, as well as associated costs of computer equipment, telephone and other general costs necessary to maintain support for our end users. Also included in cost of revenues are third party software license royalties, third party professional service costs and the direct costs of products delivered to customers. As we amortize certain intangible assets acquired during the three months ended June 30, 2009, we expect cost of revenues to increase.

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

Research and development expenses consist primarily of salary and related costs for our worldwide engineering staff. We have engineering personnel in our Poole, United Kingdom, San Diego, California, Santa Clara, California, and Novosibirsk, Russia offices that are responsible for the development effort of our NetVault products and our application plug-in modules. We have engineering personnel in our Broomfield, Colorado office that are responsible for the development effort of our ColdSpark products.

General and administrative expenses include salaries and benefits for our corporate personnel and other expenses, such as facilities costs and professional services.

As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we do business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and financial accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are presented on a net basis. We assess on a periodic basis the probability that our net deferred tax assets will be recovered. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, our ability to deduct tax loss carryforwards against future taxable income, and tax planning strategies among the various tax jurisdictions that we do business in when making this assessment. As of June 30, 2009 we have determined that it is not more likely than not that our deferred tax assets will be realized. Accordingly, we have recorded a valuation allowance for our net deferred tax assets and have not recorded a benefit for income taxes.

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

Effect of Recent Market Conditions, Uncertain Economic Environment and Recent Acquisitions on our Business

During the three months ended June 30, 2009, our overall financial performance remained solid. Our total revenues increased by $3.0 million, or 22%, as compared to the three months ended June 30, 2008. The increase in revenues can be attributed to a $1.5 million arrangement with one of our OEM partners which was recognized as revenue during the three months ended June 30, 2009 and the amortization of prior period bookings, partially off-set by a decrease in current period bookings. During the three months ended June 30, 2009, our consolidated bookings decreased $0.8 million, or 5%, as compared to the three months ended June 30, 2008. The decrease in bookings is primarily due to the weakening of the British pound during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

In May 2009, we acquired ColdSpark, Inc., a provider of enterprise email infrastructure solutions and platforms with an established presence with some of the world’s largest companies, in industries including financial services, manufacturing and media. Pursuant to the merger agreement, we made cash payments totaling $750,000 and issued 9.1 million common shares for 100% of the equity shares outstanding of ColdSpark. In addition, we will make cash payments totaling up to $7.4 million and issue up to 9.1 million common shares over a three year period from June 2010 to June 2012.

We believe the acquired ColdSpark product portfolio provides us with a strong presence in the rapidly-growing enterprise message management market and will significantly contribute to the growth of our operations in the future. In the near term, this reporting segment will require significant cash investments in order to expand into new markets.

While we expect the near term market conditions to be challenging, we believe the need for organizations to protect, recover, maintain and manage their data will require our current customers, as well as new customers, to invest in their infrastructure. As a result, we intend to continue to prudently invest in our business, through continued product development and sales and marketing efforts. The predictability of bookings for existing products remains uncertain due to the economic environment. Additionally, the predictability and growth of our message management pipeline is uncertain. Therefore financial performance for fiscal 2010 is difficult to predict, including the extent of any revenue or bookings growth and the extent of operating income. We estimate that total bookings for the fiscal year ending March 31, 2010 will range from $62 to $64 million.

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

We believe there are several accounting policies that are critical to understanding our historical and future performance. These policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These significant accounting policies are:

•	revenue recognition;

•	valuation allowance for deferred tax assets;

•	business combinations;

•	valuation of goodwill; and

•	stock-based compensation expense.

These policies, and our procedures related to these policies, are described below.

Revenue Recognition

We recognize software license revenue in accordance with SOP 97-2 and SOP 98-9. We derive revenues from software licenses, maintenance services, and professional services from three distinct groups of customers: resellers, OEMs, and direct end users.

We commence recognizing revenue under these arrangements when all of the following are met:

•

Persuasive Evidence of an Arrangement Exists. It is our practice to require a contract signed by both the partner and BakBone and/or a customer-issued purchase order depending on the underlying facts and circumstances of the business relationship.

•

Delivery Has Occurred. We deliver software by both physical and electronic means. Both means of delivery transfer title and risk to the customer. Physical delivery terms are generally FOB shipping point. For electronic delivery of the software, delivery is complete when the customer has been provided electronic access to the software. Certain of our arrangements contain customer acceptance provisions. Under these arrangements, revenue recognition commences once the acceptance provisions have been satisfied.

•	The Vendor’s Fee is Fixed or Determinable. Fees are generally considered fixed and determinable when payment terms are within our standard credit terms.

•

Collectability is Probable. Customers must meet collectability requirements pursuant to our credit policy. For contracts that do not meet our collectability criteria, fees earned are deferred initially and recognized in accordance with its revenue policy once payment is received from the customer.

Our customers are not contractually permitted to return products, but we accept returns under certain circumstances. We account for potential returns from our customers in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”). We use historical returns experience with these customers to determine potential returns and to establish the appropriate sales returns allowance.

Sales incentives or other consideration given by BakBone to our customers are accounted for in accordance with EITF Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”). In accordance with EITF 01-9, sales incentives and other consideration that are considered adjustments of the selling price of our products, such as rebates, are generally reflected as reductions to revenue.

Storage Management Division

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

The economic useful life of the software product is estimated to be four years based upon our version release and end of life data as well as our practice with respect to supporting the product. We weighted the product useful life and its years of sustaining support following the end of life to determine the estimated economic useful life of the software product.

Maintenance renewal fees are recognized ratably over the arrangement period, which is typically one year. Professional services may also be sold separately and all fees generated from stand-alone sales of professional services are recognized when the service is complete.

We have multiple-element arrangements with OEM customers and one large direct customer under which, in addition to providing software licenses and maintenance services, we have a commitment to provide unspecified future software products. As vendor specific objective evidence of fair value cannot be determined for the unspecified future software products, all sales amounts procured under these arrangements are deferred and recognized ratably over the arrangement period.

Message Management Division

Beginning May 13, 2009, our revenues include sales transactions of ColdSpark, which became a wholly-owned subsidiary of BakBone on this date. The revenues generated by ColdSpark are primarily from the sale of software licenses and professional services to large enterprise users. Revenues also include support services to our customers. We follow the residual method of revenue recognition for product agreements that include one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as license revenue when all of the revenue recognition criteria are satisfied. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value is established. When the only undelivered element for which we do not have a fair value is maintenance services, revenue for the entire arrangement is bundled and recognized ratably over the maintenance service period. VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately. Our arrangements generally include customer acceptance provisions, and as such, revenue recognition does not commence until satisfaction of the customer acceptance criteria.

Revenues related to implementation, installation, and testing services are recognized upon completion of the related projects or ratably over the term of the agreement based upon the agreement terms.

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

Business Combinations

We account for business combinations pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141R”). Under SFAS 141R, we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, and acquired developed technologies and patents; and

•	discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration could have a material affect on the statement of operations and financial position in the period of the change in estimate.

Valuation of Goodwill

We have recorded goodwill in connection with the acquisitions we have completed in prior and current periods. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review our goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and circumstances indicates the fair value of a reporting unit may be below its carrying amount. Significant management judgment is required in assessing the impairment of our goodwill. For segment reporting, historically we have reported our results of operations based on a single business segment which consisted of our NetVault product line. As of the date of this report, we had not completed our assessment of our segment reporting requirements in light of the ColdSpark acquisition. SFAS 142 defines a reporting unit as an operating segment, or one unit below. Events or changes in facts and circumstances that we consider as impairment indicators include but are not limited to the following:

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

Stock-Based Compensation Expense

Under the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), stock-based compensation cost is estimated at the grant date based upon the fair-value of the award and is recognized as expense using the straight-line amortization method over the requisite service period of the award, which is normally the vesting period. For awards containing liability features, SFAS 123R requires that these awards be remeasured at each reporting date to fair-value. We estimate the fair value of stock options and warrants issued to a reseller using the Black-Scholes option pricing model, which requires the input of certain highly subjective assumptions, including expected stock price volatility, expected term and expected forfeiture rates. A small change in the estimates used can result in a relatively large change in the estimated fair-value. We established the assumption for expected stock price volatility based on our historical stock price volatility. The expected term assumption for stock options was developed based on historical experience and projected exercise behavior, while the expected term assumption for the warrant issued to a reseller was based upon the contractual term of the warrant. We estimate forward-looking forfeiture rates based upon our historical forfeiture experience.

For a performance-based stock award, the expense is dependent on the probability of the performance measure being achieved. We utilize forecasts of future performance to assess these probabilities and this assessment requires considerable judgment.

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2009 and 2008

The following summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2009	2008
Consolidated revenues, net	16,690	13,671
Increase over same period of prior year	22%
License and service revenues	15,190	13,671
Increase over same period of prior year	11%
Other revenues	1,500	—

REVENUES—LICENSE AND SERVICE

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

On a worldwide basis, we sell our storage management products through two different sales channels: value-added resellers (“VAR”) and original equipment manufacturers and direct customers (“OEM”). VAR revenues are sourced from the sale of software licenses, related maintenance contracts and professional services through the reseller channel. Software licenses sold through the reseller channel do not generally involve customer-specific customization. OEM revenues are sourced from the sale of software licenses, related maintenance contracts and professional services sold through our OEM partners and to direct customers. Software licenses sold through the OEM channel generally involve customer-specific customization and are governed by specifically-negotiated contracts. OEM bookings and revenues are billed and collected centrally in North America in U.S. dollars and presented for each of our three regions based upon the region in which the direct customer is located. As such, OEM bookings and revenues are not impacted by foreign exchange movements to the degree that our VAR bookings and revenues are impacted.

The following summarizes license and service revenues by operating segment and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2009	2008
Total License and service revenues	15,190	13,671
Increase over same period of prior year	11%
Storage Management revenues	15,100	13,671
Increase over same period of prior year	10%
Message Management revenues	90	—

Storage Management

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2009	2008
North America	$3,933	$3,686
Increase over same period of prior year	7%
Asia-Pacific	$5,114	$4,304
Increase over same period of prior year	19%
EMEA	$3,522	$3,337
Increase over same period of prior year	6%
Consolidated	$12,569	$11,327
Increase over same period of prior year	11%

VAR revenues in North America increased by $0.2 million, or 7%, to $3.9 million for the three months ended June 30, 2009 compared to $3.7 million for the three months ended June 30, 2008. The increase in revenues during the three months ended June 30, 2009 was primarily due to increased maintenance and maintenance renewal bookings in prior periods, off-set partially by a decrease in license bookings in the current period.

VAR revenues in the Asia-Pacific region increased $0.8 million, or 19%, to $5.1 million for the three months ended June 30, 2009 compared to $4.3 million for the three months ended June 30, 2008. The increase in revenues during the three months ended June 30, 2009 was primarily due to increased license and maintenance renewal bookings in Japan in the prior periods, off-set partially by a decrease in license and maintenance bookings in the current period. Additionally, during the three months ended June 30, 2009, the average Japanese yen to U.S. dollar exchange rate increased 9% as compared to the three months ended June 30, 2008, causing an approximate increase of $0.4 million in our Asia-Pacific revenues as reported in U.S. dollars.

VAR revenues in EMEA increased $0.2 million, or 6%, to $3.5 million for the three months ended June 30, 2009 compared to $3.3 million for the three months ended June 30, 2008. During fiscal 2009, EMEA’s functional currency revenues increased approximately, $0.9 million, or 36% due to increased license and maintenance and maintenance renewal bookings in prior periods. However, this increase was partially off-set by a weakening of the British pound during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. During the three months ended June 30, 2009, the average British pound to U.S. dollar exchange rate decreased 23% as compared to the three months ended June 30, 2008, causing an approximate decrease of $1.0 million in our EMEA revenues as reported in U.S. dollars.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Three months ended June 30,
	2009	2008
North America	$2,773	$3,791
(Decrease) over same period of prior year	(27%)
Asia-Pacific	$4,241	$4,222
Increase over same period of prior year	—%
EMEA	$3,654	$4,097
(Decrease) over same period of prior year	(11%)
Consolidated	$10,668	$12,110
(Decrease) over same period of prior year	(12%)

VAR bookings in North America decreased $1.0 million, or 27%, to $2.8 million for the three months ended June 30, 2009 from $3.8 million for the three months ended June 30, 2008, due to a decrease in license and maintenance, and maintenance renewal bookings. The decrease in bookings was the result of the continuing slowing of the economy in the United States which has impacted the region since the second quarter of fiscal 2009.

VAR bookings in Asia-Pacific remained relatively flat at $4.2 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. During the three months ended June 30, 2009, our functional currency license and maintenance bookings decreased approximately $0.4 million, or 8%, as a result of the slowing of the economy. However, the decrease in functional currency bookings was off-set by the strengthening of the Japanese yen against the U.S. dollar during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. During the three months ended June 30, 2009, the average Japanese yen to U.S. dollar exchange rate increased 9% as compared to the three months ended June 30, 2008 causing an approximate increase of $0.3 million in our Asia-Pacific bookings as reported in U.S. dollars.

VAR bookings in EMEA decreased $0.4 million, or 11%, to $3.7 million for the three months ended June 30, 2009 from $4.1 million for the three months ended June 30, 2008. During the three months ended June 30, 2009, our functional currency license and maintenance bookings increased approximately $0.4 million, or 14%, as a result of strong growth in key markets such as Germany, France and Benelux, in addition to increased market penetration in Spain, Eastern Europe and the Middle East. The increase in functional currency bookings was off-set by the weakening of the British pound against the U.S. dollar during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. During the three months ended June 30, 2009, the average British pound to U.S. dollar exchange rate decreased 23% as compared to the three months ended June 30, 2008, causing an approximate decrease of $1.1 million in our EMEA bookings as reported in U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2009	2008
North America	$1,652	$1,542
Increase over same period of prior year	7%
Asia-Pacific	$445	$394
Increase over same period of prior year	13%
EMEA	$434	$408
Increase over same period of prior year	6%
Consolidated	$2,531	$2,344
Increase over same period of prior year	8%

North America OEM revenues increased $0.1 million or 7%, to $1.7 million for the three months ended June 30, 2009 from $1.5 million for the three months ended June 30, 2008. The increase in revenues is the result of historical period-over-period OEM bookings growth partially off-set by a decrease in current period bookings.

Asia-Pacific OEM revenues increased $51,000, or 13%, to $445,000 for the three months ended June 30, 2009 from $394,000 for the three months ended June 30, 2008. During the three months ended June 30, 2009, current period bookings declined, while the amortization of prior period bookings increased, causing an increase in revenues during the three months ended June 30, 2009.

EMEA OEM revenues remained flat for the three months ended June 30, 2009 and 2008. During the three months ended June 30, 2009, current period bookings declined, while the amortization from prior period bookings increased, causing a slight increase in revenues during the three months ended June 30, 2009.

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2009	2008
North America	$620	$1,148
(Decrease) over same period of prior year	(46%)
Asia-Pacific	$333	$597
(Decrease) over same period of prior year	(44%)
EMEA	$357	$498
(Decrease) over same period of prior year	(28%)
Consolidated	$1,310	$2,243
(Decrease) over same period of prior year	(42%)

North America OEM bookings decreased $0.5 million, or 46%, to $0.6 million for the three months ended June 30, 2009 from $1.1 million for the three months ended June 30, 2008. During fiscal 2009, several of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for the first quarter of fiscal 2010. Additionally, we experienced a decrease in bookings related to two of our existing OEM partners.

Asia-Pacific OEM bookings decreased $0.3 million, or 44%, to $0.3 million for the three months ended June 30, 2009 from $0.6 million for the three months ended June 30, 2008. During fiscal 2009, one of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for the first quarter of fiscal 2010. Additionally, we experienced a decrease in bookings related to one of our existing OEM partners.

EMEA OEM bookings decreased $0.1 million, or 28%, to $0.4 million for the three months ended June 30, 2009 from $0.5 million for the three months ended June 30, 2008. During the three months ended June 30, 2009, we experienced a decrease in bookings related to two of our existing OEM partners.

Included below is a reconciliation of our Storage Management VAR and OEM, bookings to the total revenues recognized for the three months ended June 30, 2009 and 2008 (in thousands):

For the three months ended June 30, 2009	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the three months ended June 30, 2009	$10,668	$1,310	$11,978
Bookings deferred into subsequent periods	(9,794)	(892)	(10,686)

Revenues from fiscal 2010 bookings	$874	$418	$1,292

Revenues sourced from prior period bookings:	$11,695	$2,113	$13,808

Total revenues recognized in the three months ended June 30, 2009	$12,569	$2,531	$15,100

For the three months ended June 30, 2008	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the three months ended June 30, 2008	$12,110	$2,243	$14,353
Bookings deferred into subsequent periods	(11,467)	(2,013)	(13,480)

Revenues from fiscal 2009 bookings	$643	$230	$873

Revenues sourced from prior period bookings:	$10,684	$2,114	$12,798

Total revenues recognized in the three months ended June 30, 2008	$11,327	$2,344	$13,671

Message Management

On May 13, 2009 we acquired ColdSpark and from that date the wholly-owned subsidiary operated as our Message Management Division. From the acquisition date through June 30, 2009, the Message Management Division generated $0.1 in revenue and bookings, both of which related primarily to maintenance and service contracts. As we continue to integrate the ColdSpark operations, we anticipate revenue and bookings growth for the foreseeable future.

REVENUES—OTHER

During the three months ended June 30, 2009, we entered into an intellectual property transfer and license agreement with one of our OEM partners. Under the terms of this agreement we sold certain non-core intellectual property rights to this partner for $1.5 million. As our support commitment, as specified by the arrangement, was insignificant and no other obligation exists, the full contract amount was recognized as revenue during the three months ended June 30, 2009.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2009 totaled $1.5 million compared with cost of revenues of $1.8 million for the three months ended June 30, 2008. During the three months ended June 30, 2009, we allocated $0.3 million of payroll-related costs associated with our customer service group to research and development expense, thus causing a decrease in our costs of revenues. During the three months ended June 30, 2009, certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during the three months ended June 30, 2008. During the three months ended June 30, 2009, costs of revenues attributable to our message management division totaled approximately $50,000.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $0.9 million, or 12%, to $6.6 million for the three months ended June 30, 2009, from $7.6 million for the year ended June 30, 2008. During the three months ended June 30, 2009 we experienced a decrease in payroll related expenses of $0.3 million and a decrease in travel and marketing costs of $0.1 million as a result of the November 2008 reduction in personnel and the related travel costs. Additionally, during the three months ended June 30, 2009 we experienced significant fluctuations in our foreign currency exchange rates from both the Japanese yen and British pound to the U.S. dollar which resulted in an approximate $0.4 million net decrease in our sales and marketing expenses as reported in U.S. dollars. During the three months ended June 30, 2009, sales and marketing expenses attributable to our message management division totaled approximately $0.1 million.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development remained consistent at $3.1 million for the three months ended June 30, 2009 and 2008. During the three months ended June 30, 2009, we experienced a $0.4 million decrease in outsourced research and development costs, which was partially off-set by a $0.3 million increase payroll costs related to the allocation of the customer service group costs which were previously reported as costs of revenues. During the three months ended June 30, 2009, certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during the three months ended June 30, 2008. Additionally, during the three months ended June 30, 2009, we experienced significant fluctuations in our foreign currency exchange rates from the British pound to the U.S. dollar which resulted in an approximate $0.2 million net decrease in our research and development expenses as reported in U.S. dollars. During the three months ended June 30, 2009, research and development expenses attributable to our message management division totaled approximately $0.3 million and primarily related to payroll costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $0.6 million, or 15%, to $4.4 million for the three months ended June 30, 2009, from $3.8 million for the three months ended June 30, 2008. The increase was primarily attributable to $0.7 million in acquisition-related costs for the acquisition of ColdSpark and certain assets of Asempra and an increase in payroll related costs of $0.1 million. During the three months ended June 30, 2009, our audit-related costs decreased $0.4 million, as we incurred significant fees associated with the restatement of our historical financial statements during the three months ended June 30, 2008. During the three months ended June 30, 2009 general and administrative expenses attributable to our message management division totaled approximately $0.2 million and primarily related to payroll and payroll-related costs.

INTEREST EXPENSE

During the three months ended June 30, 2009, we incurred $0.1 million in interest expense associated with the ColdSpark acquisition. As the consideration given to the ColdSpark shareholders will be paid over three years, we calculated the present value of the consideration payable to the ColdSpark shareholders as of the acquisition date, for both the cash payments and common shares to be issued, and recorded the applicable interest expense using the effective interest method. We anticipate the following amounts of non-cash interest expense will be charged to earnings in each of the fiscal years related to the ColdSpark acquisition, until the acquisition consideration is paid in full in fiscal 2013:

Year ended March 31,	Non-cash Interest Expense (in Thousands)
2010	$601
2011	586
2012	355
2013	64

FOREIGN EXCHANGE GAIN (LOSS), NET

During the three months ended June 30, 2009 and 2008, we recorded net foreign exchange losses of $0.2 million and $0.5 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended June 30, 2009, our net foreign exchange gains consisted of $0.1 million of foreign exchange gains related to the strengthening of the British pound against the U.S. dollar on intercompany balances, offset by $0.3 million of foreign exchange losses related to U.S. dollar and Euro currency holdings in our EMEA region. During the three months ended June 30, 2008, we recorded foreign exchange losses related primarily to the impact of the weakening of the Japanese yen against the U.S. dollar and the British pound on intercompany balances.

PROVISION FOR INCOME TAXES

During the three months ended June 30, 2009 and 2008, we recorded provisions for income taxes of $25,000 and $86,000, respectively. During the three months ended June 30, 2009, our provision for income taxes consisted of charges related primarily to taxes on income generated in certain foreign jurisdictions. During the three months ended June 30, 2008, our provision for income taxes was due primarily to the growth of our business in the EMEA and Asia-Pacific regions, where an increase in sales activity lead to income tax obligations in certain jurisdictions.

Although we have generated consolidated pre-tax income during the three months ended June 30, 2009, we have incurred operating losses in all periods prior to the first quarter of fiscal 2010. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

As of June 30, 2009, we had $7.4 million of cash and cash equivalents and $40.3 million in negative working capital, or $5.1 million in positive working capital after excluding the current portion of deferred revenue, as compared to $8.4 million of cash and cash equivalents and $34.2 million in negative working capital, or $9.9 million in positive working capital after excluding the current portion of deferred revenue, as of June 30, 2008. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash used in operating activities was $0.1 million during the three months ended June 30, 2009, compared to net cash provided by operating activities of $1.0 million for the three months ended June 30, 2008. Net cash provided by operating activities during the three months ended June 30, 2008 was primarily the result of an increase in cash collections during the period. During fiscal 2008 we experienced a higher percentage of bookings in the fourth quarter, which were subsequently collected during the three months ended June 30, 2008. At the end of the first quarter of fiscal 2010 we sold certain non-core intellectual property rights to one of our OEM partners for $1.5 million, which was recognized as revenue during the period. The cash was subsequently collected during July 2009. Additionally, during the three months ended June 30, 2009, we used significant cash resources for the acquisition transaction costs related to our acquisition of ColdSpark and certain assets of Asempra, as well as for the payroll and other operating costs associated with our acquired ColdSpark operations.

Investing Activities

Net cash used in investing activities was $1.1 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively. Capital expenditures were $0.1 million during the three months ended June 30, 2009 compared to $0.6 million during the three months ended June 30, 2008. During the three months ended June 30, 2009, we paid $1.0 million to acquire ColdSpark and certain assets of Asempra, net of cash acquired.

Financing Activities

During the three months ended June 30, 2009 and 2008, net cash used in financing activities of $0.3 million and $0.2 million, respectively, consisted of payments on capital lease and long term debt obligations.

Factors That May Affect Future Financial Condition and Liquidity

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt, and operating and capital leases, all of which are currently expected to be funded through existing working capital. Aside from these recurring operating expenses, we expect to incur approximately $0.6 million in capital expenditures during the remainder of fiscal 2010. In addition to the $1.1 million we paid to acquire ColdSpark and certain assets of Asempra during the three months ended June 30, 2009, the terms of the merger agreement with ColdSpark require us to make additional cash payments totaling $7.4 million, plus any applicable interest, over a three year period beginning in fiscal 2011.

During the three months ended June 30, 2009, we experienced a decrease in bookings as a result of the deteriorating economic and industry conditions as well as other financial and business factors, many of which are beyond our control. In addition, our acquisition of ColdSpark and certain assets of Asempra has resulted and may continue to result in additional costs associated with acquiring, integrating and developing the businesses and related products. As a result, although we have taken measures to reduce our operating costs, we expect our cash balance to decrease over the next year. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening that has occurred in the credit markets, general economic conditions, our recent SEC filing delinquencies and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of the SFAS 168 to have an impact on our financial position or results of operations.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 57% and 62% of our total revenue for each of the three months ended June 30, 2009 and 2008, respectively. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective because of the existence of unremediated material weaknesses, as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2010 we have continued to implement remediation measures in response to the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. These remediation measures include enhancing and implementing controls over communication of corporate and accounting policies, the review of key spreadsheets, and billing, collecting and remitting sales taxes on software licenses and related maintenance contracts. As of the date of this Quarterly Report, our remediation efforts continue related to each of the material weaknesses reported in our Annual Report on Form 10-K for the year ended March 31, 2009. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

Other than our ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As described in Item 4 of Part I of this Quarterly Report and Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, we have in the past identified material weaknesses in our internal controls and procedures, including in connection with the preparation of our financial statements for the period ended June 30, 2009. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the period. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date or any future measures may not remediate the material weaknesses discussed in this Quarterly Report as we expect.

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

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. Economic growth in the United States and other countries has slowed during calendar year 2009, which has caused our customers to delay or reduce information technology purchases. If economic activity in the United States and other countries remains slow, customers may continue to delay or further reduce information technology purchases. This could result in additional reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end user market could negatively affect the cash flow of our resellers and customers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows. Also, if our resellers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end users to purchase our product from other resellers or directly from us, our sales could decline significantly. Any of these events would likely harm our business, results of operations and financial condition.

We have incurred substantial net losses since inception, and we may not be able to achieve or maintain profitability or positive cash flow.

We have incurred operating and net losses since the inception of our operations in March 2000. During the three months ended June 30, 2009, we generated net income of $0.7 million. However, our net losses were $5.5 million and $8.1 million for the years ended March 31, 2009 and 2008, respectively. As of June 30, 2009, our accumulated deficit was $232.0 million. We may not able to achieve positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In May 2009, we acquired ColdSpark, Inc. and certain assets of Asempra. We may in the future make further acquisitions or investments in companies, products or technologies that we believe complement or expand our existing business and assist us in quickly bringing new products to market. However, we have limited experience in making acquisitions and investments. As a result, our ability to identify and evaluate prospects, complete acquisitions and properly manage the integration of businesses is relatively unproven. Failure to properly evaluate and execute acquisitions or investments and to integrate completed acquisitions may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

During the three months ended June 30, 2009, we had one customer that comprised 11% of our consolidated revenues. We have derived, and may continue to derive, a significant portion of our revenues from a limited number of OEM customers. If any of our largest OEM customers were to reduce purchases from us or we are unable to attract new OEM customers, our business would be adversely affected. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues, results of operations, financial condition and cash flows.

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

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States and to continue to take advantage of lower costs associated with software development outside the United States. As of August 7, 2009, we had 96 employees in Europe, the Middle East and Africa (“EMEA”) and 69 employees in the Asia-Pacific region out of 311 total employees. Our foreign operations and revenues are subject to a number of risks, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Item 6.	Exhibits

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated May 11, 2009, by and among BakBone Software Incorporated, Chickasaw Acquisition Corporation, Chickasaw Acquisition Corporation II, ColdSpark, Inc. and Tom Neustaetter as stockholder representative. Certain schedules and exhibits referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

10.1(2)	Asset Purchase Agreement, dated May 1, 2009, among BakBone Software, Inc., a California corporation, and Asempra (Assignment for the Benefit of Creditors), LLC (the “Seller”), as Assignee for the Benefit of Creditors of Asempra Technologies, Inc.

10.2(3)	Amendment to Offer Letter, dated June 19, 2009, by and between the registrant and Kenneth Horner

10.3(3)	Amendment to Offer Letter, dated June 19, 2009, by and between the registrant and Dan Woodward

10.4(3)	Offer Letter, dated June 15, 2009, by and between the registrant and Roy Hogsed

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on form 8-K filed on May 14, 2009.
(2)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on form 8-K filed on May 4, 2009.
(3)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on June 23, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKBONE SOFTWARE INCORPORATED

DATE: August 13, 2009	/s/ JAMES R. JOHNSON
James R. Johnson
President and Chief Executive Officer (Principal Executive Officer)

DATE: August 13, 2009	/s/ STEVEN R. MARTIN
Steven R. Martin
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)