Form 10-Q
period 2009-09-30
BAKBONE SOFTWARE INC
filed 2009-11-10
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 30, 2009 there were approximately 77,641,824 shares of the registrant’s common stock outstanding.

BAKBONE SOFTWARE INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,461	$8,398
Restricted cash	51	264
Accounts receivable, less allowances for doubtful accounts and sales returns of $144 at September 30, 2009 and $218 at March 31, 2009	8,783	9,646
Prepaid expenses	926	873
Other assets	517	286

Total current assets	16,738	19,467
Property and equipment, at cost	7,682	7,076
Less accumulated depreciation	(5,170)	(4,363)

Property and equipment, net	2,512	2,713
Intangible assets, net	8,128	824
Trademarks	400	—
Goodwill	14,007	7,615
Other assets	972	939

Total assets	$42,757	$31,558

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,750	$2,291
Accrued liabilities	7,820	7,312
Current portion of acquisition consideration payable	2,265	—
Current portion of deferred revenue	44,772	44,081

Total current liabilities	56,607	53,684
Deferred revenue, excluding current portion	47,359	47,684
Acquisition consideration payable, excluding current portion	4,402	—
Other liabilities	1,123	1,337

Total liabilities	109,491	102,705

Commitments and contingencies (Note 6)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000 shares authorized at September 30, 2009, and March 31, 2009, 18,000 shares issued and outstanding at September 30, 2009, and March 31, 2009, liquidation preference of $24,860 and $21,607, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 77,642 and 64,633 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	159,571	152,423
Employee benefit trust	(12)	(11)
Accumulated deficit	(230,835)	(232,657)
Accumulated other comprehensive loss	(6,618)	(2,062)

Total shareholders’ deficit	(66,734)	(71,147)

Total liabilities and shareholders’ deficit	$42,757	$31,558

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
		As Restated (see note 2)		As Restated (see note 2)
Revenues:
License and service	$15,230	$13,587	$30,420	$27,258
Other	—	—	1,500	—

Total revenues	15,230	13,587	31,920	27,258
Cost of revenues	1,742	1,816	3,214	3,648

Gross profit	13,488	11,771	28,706	23,610

Operating expenses:
Sales and marketing	6,542	6,723	13,174	14,301
Research and development	3,258	2,867	6,393	6,024
General and administrative	2,768	4,206	7,120	7,984

Total operating expenses	12,568	13,796	26,687	28,309

Operating income (loss)	920	(2,025)	2,019	(4,699)
Interest income	2	27	5	61
Interest expense	(234)	(33)	(374)	(70)
Foreign exchange gain (loss), net	480	148	234	(351)

Income (loss) before income taxes	1,168	(1,883)	1,884	(5,059)
Provision for income taxes	37	61	62	147

Net income (loss)	$1,131	$(1,944)	$1,822	$(5,206)

Net income (loss) per common share:
Basic	$0.01	$(0.03)	$0.02	$(0.08)

Diluted	$0.01	$(0.03)	$0.02	$(0.08)

Weighted-average common shares outstanding:
Basic	86,644	64,633	81,723	64,619

Diluted	104,661	64,633	99,817	64,619

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended September 30,
	2009	2008
		As Restated (see note 2)
Cash flows from operating activities:
Net income (loss)	$1,822	$(5,206)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,203	828
Non-cash interest expense	284	—
Operating expenses funded by financing arrangement	213	—
Provision for bad debt	142	—
Stock-based compensation	20	195
Loss on disposal of capital assets	6	11
Changes in assets and liabilities, net of effects from acquisition of ColdSpark, Inc:
Accounts receivable	904	4,139
Prepaid expenses and other assets	(191)	1,372
Accounts payable	(640)	(267)
Accrued and other liabilities	20	99
Deferred revenue	(4,956)	(872)

Net cash (used in) provided by operating activities	(1,173)	299

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,014)	—
Capital expenditures	(161)	(901)
Release of restricted cash	325	227

Net cash used in investing activities	(850)	(674)

Cash flows from financing activities:
Payments on capital lease obligations	(214)	(157)
Payments on long term debt obligations	(326)	(226)

Net cash used in financing activities	(540)	(383)

Effect of exchange rate changes on cash and cash equivalents	626	(620)

Net decrease in cash and cash equivalents	(1,937)	(1,378)
Cash and cash equivalents, beginning of period	8,398	9,496

Cash and cash equivalents, end of period	$6,461	$8,118

Cash paid during the period for:
Interest	$33	$43

Income taxes	$80	$174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital leases	$12	$90

Capital expenditures included in accounts payable at end of period	$39	$14

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

Effective with the ColdSpark acquisition, BakBone operates two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells ColdSpark’s SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. The Company has operations in three primary geographic regions: North America, Asia-Pacific, and Europe, Middle East and Africa, or EMEA, and conducts commercial operations primarily through four of its wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, BakBone Software Ltd., and ColdSpark, Inc.

2.	Basis of Presentation

The accompanying consolidated balance sheet at September 30, 2009, the consolidated statements of operations for the three and six months ended September 30, 2009 and 2008, and the consolidated statement of cash flows for the six months ended September 30, 2009 and 2008, have been prepared by the Company and have not been audited. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K.

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

Significant Customers

As of September 30, 2009, the Company had one customer with an accounts receivable balance representing approximately 10% of our consolidated accounts receivable balance. As of September 30, 2008, there were no customers representing 10% or more of the Company’s consolidated accounts receivable balance. During the three and six months ended September 30, 2009 and 2008, there were no customers representing 10% or more of the Company’s consolidated revenues.

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

Adoption of Recent Accounting Pronouncements

Effective April 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) authoritative guidance for business combinations. Under this authoritative guidance, an acquiring entity is required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. During the first quarter of fiscal 2010, the Company acquired ColdSpark and certain assets from Asempra (Assignment for the Benefit of Creditors), LLC (“Asempra”), see Note 4 for a description of these acquisitions.

Effective April 1, 2009, the Company adopted the FASB’s authoritative guidance for determining the useful life of intangible assets, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. This guidance amends prior guidance and requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The adoption did not have a material impact on the Company’s results of operations or financial condition for the three and six months ended September 30, 2009.

Effective June 15, 2009, the Company adopted the FASB’s authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this guidance did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after the balance sheet date of September 30, 2009 through November 10, 2009, the date it issued these financial statements. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events.

Effective June 15, 2009, the Company adopted the FASB’s authoritative guidance for interim disclosures about fair value instruments, which requires publicly traded companies to disclose in their interim financial statements the same information that is disclosed in their annual financial statements about the fair value of financial instruments. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s consolidated financial statements.

Other than the adoption of the authoritative guidance discussed above, there have been no significant changes in the Company’s accounting policies during the six months ended September 30, 2009, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

The Company’s customers are not contractually permitted to return products, but the Company accepts returns under certain circumstances. The Company accounts for potential returns from its reseller and OEM customers using historical returns experience with these customers to determine potential returns and to establish the appropriate sales returns allowance.

Sales incentives or other consideration given by the Company to its customers that are considered adjustments of the selling price of the Company’s products, such as rebates, are generally reflected as reductions to revenue.

Storage Management Division

The Company licenses its software to its reseller customers under multiple-element arrangements involving a combination of software, post-contract support and/or professional services. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of the Company’s software as well as training. Software license arrangements with resellers include implicit platform transfer rights, which allow end users to exchange an original product for a different product or to exchange an original product on one platform for the same product operating on a different platform. The new product and/or different platform is not specified in the arrangement nor is the period of time in which the customer has to exercise this right. As no contract period exists under these arrangements, software-related revenue is recognized ratably over the estimated economic useful life of the software product of four years.

The economic useful life of the software product is estimated to be four years based upon the Company’s version release and end of life data, as well as Company practice with respect to supporting the product. The Company weighted the product useful life and its years of sustaining support following the end of life to determine the estimated economic useful life of the software product.

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

Message Management Division

Effective with the acquisition of ColdSpark on May 13, 2009, the Company’s revenues include sales transactions of ColdSpark, which became a wholly-owned subsidiary of the Company on this date (see Note 4). The revenues generated by ColdSpark are primarily from the sale of software licenses and professional services to large enterprise users. The Company has established vendor specific objective evidence (“VSOE”) for the maintenance element of its contracts and as a result the fair value of the maintenance element is deferred and recognized ratably over the maintenance period. VSOE of fair value of the maintenance element of the arrangement is based upon the Company’s normal pricing and discounting practices for those services when sold separately. The remaining portion of the contract fee, which generally includes license and professional services, is recognized on a percent complete basis, over the period the services are performed, generally two to nine months. The Company calculates the percentage of professional services completed at each reporting period, based upon the actual hours incurred to date as compared to the total estimated hours to complete the agreed upon professional services. The Company’s product agreements generally include customer acceptance provisions, and as such, revenue recognition does not commence until satisfaction of the customer acceptance criteria.

Business Combinations

The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

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

Deferred Revenue

Deferred revenue represents software license, maintenance contract and professional services bookings, net of recognized revenue amounts. A majority of the Company’s sales transactions are deferred and recognized over the applicable period, generally three to five years. The following table provides detail of the change in deferred revenue balances for six months ended September 30, 2009 (in thousands):

Deferred revenue balance at March 31, 2009	$91,765
Current period bookings deferred into subsequent periods	23,167
Current period revenue from prior period bookings	(27,958)
Foreign exchange impact	5,157

Deferred revenue balance at September 30, 2009	$92,131

Comprehensive Loss

Comprehensive loss is the total of net income (loss) and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net income (loss) and foreign currency translation adjustment. Comprehensive loss for the three and six months ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,131	$(1,944)	$1,822	$(5,206)
Foreign currency translation adjustment	(1,482)	1,708	(4,555)	3,885

Total comprehensive loss	$(351)	$(236)	$(2,733)	$(1,321)

The foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the Company’s reporting currency. During the three months ended September 30, 2009, the foreign currency translation decrease of $1.5 million was related primarily to the translation of the Company’s assets and liabilities in its Asia-Pacific subsidiary as the U.S. dollar weakened against the Japanese yen during the period. During the six months ended September 30, 2009, the foreign currency decrease of $4.6 million related to the translation of the Company’s assets and liabilities in its EMEA and Asia- Pacific subsidiaries as the U.S. dollar weakened against the British pound and Japanese yen during the period. During the three and six months ended September 30, 2008, the period increases of $1.7 million and $3.9 million, respectively, related primarily to the translation of the Company’s deferred revenue balances and was primarily the result of the strengthening of the U.S. dollar against the Japanese yen and the British pound.

Net Income (Loss) Per Share

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

The following table summarizes potential common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Stock options	5,050	5,738	5,191	5,738
Restricted stock units	—	150	—	168
Employee Benefit Trust	23	—	23	—
Warrants	2,105	4,505	2,118	4,505
Series A convertible preferred stock	—	18,000	—	18,000

Total anti-dilutive instruments	7,178	28,393	7,332	28,411

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal 2012, however, early adoption is allowed. The Company does not believe this will have a material impact on its consolidated financial statements upon adoption.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products, with “more than incidental” software, were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. The Company is still evaluating the impact the adoption of this accounting guidance will have on its consolidated financial statements.

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

The Company estimated the fair value of the cash consideration by discounting the future cash payments based upon its after tax cost of debt. The Company recognized a liability for the estimated acquisition date fair value of the future cash payments. Any change in the fair value of the future cash payments will be recognized in earnings in the period the estimated fair value changes.

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

Goodwill

Of the total estimated purchase price, approximately $6.4 million was allocated to goodwill. Goodwill is defined as the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets and represents the benefits the Company expects to experience from the synergies and additional business opportunities created by the acquisition. The goodwill resulting from business acquisitions is tested for impairment at least annually and more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes. The Company has assigned the $6.4 million in goodwill to its Message Management reporting segment.

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

Results of Operations

The amount of revenues and operating loss of ColdSpark included in the Company’s consolidated statement of operations from the acquisition date to the period ending September 30, 2009:

(in thousands)
Revenues	$391
Operating loss	$(1,808)

Unaudited Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including ColdSpark) for the three and six months ended September 30, 2009 and 2008 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

	Three months ended September 30,		Six months ended September 30,
(in thousands)	2009	2008	2009	2008
Total revenues	$15,230	$14,339	$32,090	$28,297
Net income (loss)	$1,131	$(3,160)	$1,395	$(7,646)
Basic net income (loss) per common share	$0.01	$(0.05)	$0.02	$(0.12)
Diluted net income (loss) per common share	$0.01	$(0.05)	$0.01	$(0.12)

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

The Company estimated the fair value of the common share consideration using the closing share price on the acquisition date and reduced the calculated value for the limited marketability of the common shares issued as they are unregistered shares subject to Rule 144 and are subject to contractual resale restrictions.

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

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net assets acquired. As of September 30, 2009, goodwill consists of the following:

Goodwill balance at March 31, 2009	$7,615
Acquired in connection with the ColdSpark acquisition	6,392

Goodwill balance at September 30, 2009	$14,007

Intangible assets consist of the following (in thousands):

	Estimated Useful life	Carrying value at March 31, 2009	Intangible assets acquired	Amortization expense	Carrying value at September 30, 2009
Technology	4 to 14 years	$824	$7,832	$(531)	$8,125
Maintenance agreements	6 months	—	10	(7)	3

Total intangible assets		$824	$7,842	$(538)	$8,128

Amortization expense for intangible assets was $0.3 million and $0.5 million for the three and six months ended September 30, 2009, respectively and $0.1 million and $0.2 million for the three and six months ended September 30, 2008, respectively. For three and six months ended September 30, 2009, amortization expense is included in cost of revenues, in the consolidated statements of operations. For the three months ended September 30, 2008, amortization expense of $78,000 and $17,000, is included in cost of revenues and sales and marketing expense, respectively, in the consolidated statements of operations. For the six months ended

September 30, 2008, amortization expense of $155,000 and $34,000, is included in cost of revenues and sales and marketing expense, respectively, in the consolidated statements of operations.

6.	Commitments and Contingencies

In the normal course of business, the Company may be involved in various claims, negotiations and legal actions; however, as of September 30, 2009, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

7.	Shareholders’ Deficit

During the six months ended September 30, 2009, 75,000 restricted stock units vested pursuant to the vesting conditions of an outstanding restricted stock unit award. In connection with the vesting of the restricted stock units, the Company issued 45,000 shares. The remaining 30,000 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the award. A summary of the change in restricted stock unit awards during the six months ended September 30, 2009 is as follows:

Number of shares
Unvested at March 31, 2009	150,000
Awarded	—
Vested	(75,000)
Forfeited	—

Unvested at September 30, 2009	75,000

8.	Segment Disclosures

Effective with the ColdSpark acquisition on May 13, 2009, the Company operates two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells the ColdSpark SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. The following table represents a summary of revenues, operating income or loss, and total assets for each reporting segment as of and for the three and six months ended September 30, 2009 (in thousands):

	Three months ended September 30, 2009
	Storage Management	Message Management	Total
Revenues from external customers	$14,929	$301	$15,230
Operating income (loss)	$2,281	$(1,150)	$1,131
Total assets	$29,202	$13,555	$42,757

	Six months ended September 30, 2009
	Storage Management	Message Management	Total
Revenues from external customers	$31,529	$391	$31,920
Operating income (loss)	$3,630	$(1,808)	$1,822
Total assets	$29,202	$13,555	$42,757

There were no inter-segment revenues during the three and six months ended September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures, made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and the audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended March 31, 2009 and other reports and filings made with the securities and exchange commission. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: weak economic and market conditions that could result in further reductions in spending on information technology products; competition in our target markets; potential capital needs; management of future growth and expansion; the development, implementation and execution of our Universal Data Management strategic vision; customer acceptance of our existing and newly introduced products and fee structures; the success of our brand development efforts; failure to integrate acquired operations; and other risks identified elsewhere in this Quarterly Report and in our most recent reports on Forms 10-K and 8-K. We assume no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made, other than as required under applicable securities laws.

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

In May 2009 we acquired ColdSpark, Inc. (“ColdSpark”), a provider of enterprise email infrastructure solutions and platforms, for approximately $12.9 million, including cash payments of $8.1 million and the issuance of 18.2 million common shares to be paid out over three years. This new portfolio of solutions is part of the SparkEngine Mail Transport Platform and includes the SparkEngine, MailFusion and Compliance Catalyst families of products. The ColdSpark technology portfolio is designed to provide a unique set of technologies which help customers manage and control their email and messaging environment based upon pre-defined policies. These products are designed to provide the following benefits:

•	Single point of control for messaging policies and applications;

•	End-to-end message forensics;

•	Increased visibility and control for compliance; and

•	Improved visibility and insights for campaign, event or transaction driven communications.

In May 2009, we acquired certain assets from Asempra (Assignment for the Benefit of Creditors), LLC (“Asempra”), for approximately $1.7 million, consisting of cash payments of $350,000 and the issuance of 3.8 million common shares. Following the purchase of these assets, we were able to rebrand our portfolio of real-time, disk-based data protection products for the Microsoft Windows environment, including Microsoft Exchange and Microsoft SQL Server environments, as NetVault: FastRecover™. The NetVault: FastRecover product family delivers real-time data protection to a broader segment of the enterprise and mid-tier computing markets and is designed to provide customers with:

•	Real-time data protection for high availability;

•	Disk-to-Disk backup for reliable, high performance operations;

•	Any-point-in-time recovery to provide flexible recovery; and

•	Virtual On Demand Recovery to allow systems to be used within 30 seconds of a failure.

Our strategic goal is to provide global data management capabilities by integrating our portfolio of products and using a more centralized approach to managing data, which we have called our integrated data protection strategy. The addition of our newly acquired technology portfolios provides us with a better foundation from which we can execute on this strategy to meet the ever-increasing requirements around policy, compliance and message management as a whole. In keeping with this goal of providing global data management capabilities, we call this expanded focus our Universal Data Management strategy. This strategy focuses on providing a data-centric approach to integrating data protection, centralizing policy management and managing an organization’s messaging infrastructure to optimize performance, increase data availability and improve corporate compliance.

Effective with the ColdSpark acquisition, we operate two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells the ColdSpark SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. We have operations in three primary geographic regions: North America, Asia-Pacific, and Europe, Middle East and Africa, or EMEA, and conduct commercial operations primarily through four respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, BakBone Software Ltd., and ColdSpark, Inc.

The following table summarizes consolidated revenues and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
Consolidated revenues, net	$15,230	$13,587	$31,920	$27,258
North America	5,210	5,279	12,386	10,508
As a percentage of consolidated revenues	34%	39%	39%	39%
Asia-Pacific	5,831	4,692	11,389	9,389
As a percentage of consolidated revenues	38%	34%	36%	34%
EMEA	4,189	3,616	8,145	7,361
As a percentage of consolidated revenues	28%	27%	25%	27%

In addition, we had consolidated deferred revenue balances as follows (in thousands):

	As of September 30, 2009	As of March 31, 2009
Consolidated deferred revenue	$92,131	$91,765

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

Cost of revenues consists of the direct cost of providing customer support, including payroll and other benefits of staff working in our customer support departments, as well as associated costs of computer equipment, telephone and other general costs necessary to maintain support for our end users. Also included in cost of revenues are third party software license royalties, third party professional service costs, the direct costs of products delivered to customers and amortization expense related to our technology-related intangible assets.

Sales and marketing expenses consist primarily of employee payroll and other benefits, commissions, trade show costs, web advertising and travel costs for our worldwide sales and marketing staff. Commissions are part of our sales personnel compensation package, which is based on the procurement of sales orders and subsequent collection of customer receivables.

Research and development expenses consist primarily of salary and related costs for our worldwide engineering staff. We have engineering personnel in our Poole, United Kingdom, San Diego, California, Santa Clara, California, and Novosibirsk, Russia offices who are responsible for the development effort of our NetVault products and our application plug-in modules. We have engineering personnel in our Broomfield, Colorado office who are responsible for the development effort of our ColdSpark products.

General and administrative expenses include salaries and benefits for our corporate personnel and other expenses, such as facilities costs and professional services.

As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we do business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and financial accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are presented on a net basis. We assess on a periodic basis the probability that our net deferred tax assets will be recovered. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, our ability to deduct tax loss carryforwards against future taxable income, and tax planning strategies among the various tax jurisdictions that we do business in when making this assessment. As of September 30, 2009 we have determined that it is not more likely than not that our deferred tax assets will be realized. Accordingly, we have recorded a valuation allowance for our net deferred tax assets and have not recorded a benefit for income taxes.

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

Effect of Recent Market Conditions, Uncertain Economic Environment and Recent Acquisitions on our Business

Our total revenues increased by $1.6 million, or 12% during the three months ended September 30, 2009, and increased by $4.7 million, or 17% during the six months ended September 30, 2009. The increase in revenues can be attributed to a $1.5 million arrangement with one of our OEM partners, which was recognized as revenue during the three months ended June 30, 2009, and the amortization of prior period bookings, partially off-set by a decrease in current period bookings. During the three and six months ended September 30, 2009, our consolidated bookings decreased $0.4 million, or 3%, and $1.2 million, or 4%, respectively, as compared to the three and six months ended September 30, 2008. The decrease in bookings during the three months ended September 30, 2009 is primarily due to a decrease in license bookings during the period. The decrease in bookings during the six months ended September 30, 2009 is due to a decrease in license bookings as well as the weakening of the British pound during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.

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

Our customers are not contractually permitted to return products, but we accept returns under certain circumstances. We account for potential returns from our customers using historical returns experience with these customers to determine potential returns and to establish the appropriate sales returns allowance.

Sales incentives or other consideration given by BakBone to our customers are considered adjustments of the selling price of our products, such as rebates, and are generally reflected as reductions to revenue.

Storage Management Division

We license our software to our reseller customers under multiple-element arrangements involving a combination of software, post-contract support and/or professional services. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of our software as well as training. Software license arrangements with resellers include implicit platform transfer rights, which allow end users to exchange an original product for a different product or to exchange an original product on one platform for the same product operating on a different platform. The new product and/or different platform is not specified in the arrangement nor is the period of time in which the customer has to exercise this right. As no contract period exists under these arrangements, software-related revenue is recognized ratably over the estimated economic useful life of the software product of four years.

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

Message Management Division

Beginning May 13, 2009, our revenues include sales transactions of ColdSpark, which became a wholly-owned subsidiary of BakBone on this date. The revenues generated by ColdSpark are primarily from the sale of software licenses and professional services to large enterprise users. Revenues also include support services to our customers. We have established vendor specific objective evidence (“VSOE”) for the maintenance element of our contracts and as a result the fair value of the maintenance element is deferred and recognized ratably over the maintenance period. VSOE of fair value of the maintenance element of the arrangement is based upon the normal pricing and discounting practices for those services when sold separately. The remaining portion of the arrangement fee, which generally includes license and professional services, is recognized on a percent complete basis over the period the services are performed, generally two to nine months. We calculate the percentage of professional services completed at each reporting period, based upon the actual hours incurred to date as compared to the total estimated hours to complete the agreed upon professional services. Our arrangements generally include customer acceptance provisions, and as such, revenue recognition does not commence until satisfaction of the customer acceptance criteria.

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

Business Combinations

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies.

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

Valuation of Goodwill

We have recorded goodwill in connection with the acquisitions we have completed in prior and current periods. We review our goodwill for impairment as of April 1st of each fiscal year or when an event or a change in facts and circumstances indicates the fair value of a reporting unit may be below its carrying amount. Significant management judgment is required in assessing the impairment of our goodwill. For segment reporting, historically we have reported our results of operations based on a single business segment which consisted of our NetVault product line. Effective with the acquisition of ColdSpark in May 2009, we operate in two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells the ColdSpark SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. A reporting unit is an operating segment, or one unit below. Events or changes in facts and circumstances that we consider as impairment indicators include but are not limited to the following:

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

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2009 and 2008

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

On a worldwide basis, we categorize the sales from our Storage Management division into two different channel categories: (i) VAR, which includes sales through value-added resellers, or VAR’s, and sales of non-customized software to direct customers; and (ii) OEM, which includes sales to original equipment manufacturers, or OEM’s, and sales of customized software to large direct customers. VAR revenues are sourced from the sale of software licenses, related maintenance contracts and professional services through the resellers and direct customers. Software licenses sold through the resellers do not generally involve customer-specific customization. OEM revenues are sourced from the sale of software licenses, related maintenance contracts and professional services sold through our OEM partners and to large direct customers. Software licenses sold through the OEM channel generally involve customer-specific customization and are governed by specifically-negotiated contracts. OEM bookings and revenues are billed and collected centrally in North America in U.S. dollars and presented for each of our three regions based upon the region in which the direct customer is located. As such, OEM bookings and revenues are not impacted by foreign exchange movements to the degree that our VAR bookings and revenues are impacted.

The following summarizes license and service revenues by operating segment and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2009	2008
Total License and Service revenues	$15,230	$13,587
Increase over same period of prior year	12%
Storage Management revenues	$14,929	$13,587
Increase over same period of prior year	10%
Message Management revenues	$301	—

Storage Management

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2009	2008
North America	$3,822	$3,778
Increase over same period of prior year	1%
Asia-Pacific	$5,442	$4,312
Increase over same period of prior year	26%
EMEA	$3,826	$3,220
Increase over same period of prior year	19%
Consolidated	$13,090	$11,310
Increase over same period of prior year	16%

VAR revenues in North America remained relatively flat at $3.8 million for the three months ended September 30, 2009 and the three months ended September 30, 2008 primarily due to increased historical license and maintenance, and maintenance renewal bookings, off-set by a decrease in license and maintenance bookings over the past two years.

VAR revenues in the Asia-Pacific region increased $1.1 million, or 26%, to $5.4 million for the three months ended September 30, 2009 compared to $4.3 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, our Asia-Pacific functional currency revenues increased approximately $0.5 million, or 12%, primarily due to increased license and maintenance, and maintenance renewal bookings in Japan in the current and prior periods. Additionally, during the three months ended September 30, 2009, the average Japanese yen to U.S. dollar exchange rate increased 13% as compared to the three months ended September 30, 2008, causing an approximate increase of $0.6 million in our Asia-Pacific revenues as reported in U.S. dollars.

VAR revenues in EMEA increased $0.6 million, or 19%, to $3.8 million for the three months ended September 30, 2009 compared to $3.2 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, EMEA’s functional currency revenues increased approximately, $1.0 million, or 29%, due to increased license and maintenance and, maintenance renewal bookings in current and prior periods. However, this increase was partially off-set by a weakening of the British pound during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. During the three months ended September 30, 2009, the average British pound to U.S. dollar exchange rate decreased 10% as compared to the three months ended September 30, 2008, causing an approximate decrease of $0.4 million in our EMEA revenues as reported in U.S. dollars.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Three months ended September 30,
	2009	2008
North America	$2,976	$3,877
(Decrease) over same period of prior year	(23%)
Asia-Pacific	$4,980	$4,392
Increase over same period of prior year	13%
EMEA	$3,684	$3,828
(Decrease) over same period of prior year	(4%)
Consolidated	$11,640	$12,097
(Decrease) over same period of prior year	(4%)

VAR bookings in North America decreased $0.9 million, or 23%, to $3.0 million for the three months ended September 30, 2009 from $3.9 million for the three months ended September 30, 2008, primarily due to a decrease in license and maintenance bookings. During the three months ended September 30, 2009, maintenance renewal bookings remained consistent with the three months ended September 30, 2008. We believe the decrease in bookings was the result of on going weak economic conditions in the United States which have impacted the region since the second quarter of fiscal 2009.

VAR bookings in Asia-Pacific increased $0.6 million, or 13%, to $5.0 million for the three months ended September 30, 2009 from $4.4 million for the three months ended September 30, 2008. During the three months ended September 30, 2009 and 2008, our Asia-Pacific functional currency license and maintenance, and maintenance renewal bookings increased approximately $0.2 million, or 4%, primarily due to increased in bookings in Japan. Additionally, during the three months ended September 30, 2009, the Japanese yen strengthened against the U.S. dollar by approximately 13% as compared to the three months ended September 30, 2008 causing an approximate increase of $0.4 million in our Asia-Pacific bookings as reported in U.S. dollars.

VAR bookings in EMEA decreased $0.1 million, or 4%, to $3.7 million for the three months ended September 30, 2009 from $3.8 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, our EMEA functional currency license and maintenance, and maintenance renewal bookings increased approximately $0.3 million, or 8%, as a result of growth in key markets such as the United Kingdom. The increase in functional currency bookings was off-set by the weakening of the British pound against the U.S. dollar during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. During the three months ended September 30, 2009, the average British pound to U.S. dollar exchange rate decreased 10% as compared to the three months ended September 30, 2008, causing an approximate decrease of $0.4 million in our EMEA bookings as reported in U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2009	2008
North America	$1,086	$1,501
(Decrease) over same period of prior year	(28%)
Asia-Pacific	$390	$380
Increase over same period of prior year	3%
EMEA	$363	$396
(Decrease) over same period of prior year	(8%)
Consolidated	$1,839	$2,277
(Decrease) over same period of prior year	(19%)

North America OEM revenues decreased $0.4 million or 28%, to $1.1 million for the three months ended September 30, 2009 from $1.5 million for the three months ended September 30, 2008. The decrease in revenues is the result of a decrease in current and prior period OEM bookings.

Asia-Pacific OEM revenues remained consistent during the three months ended September 30, 2009 and 2008. During the three months ended September 30, 2009, current period bookings declined while the amortization of prior period bookings increased, resulting in consistent revenues during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

EMEA OEM revenues remained relatively consistent during the three months ended September 30, 2009 and 2008. During the three months ended September 30, 2009, current period bookings declined, while the amortization from prior period bookings increased, resulting in a slight decrease in revenues during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2009	2008
North America	$606	$1,066
(Decrease) over same period of prior year	(43%)
Asia-Pacific	$319	$277
Increase over same period of prior year	15%
EMEA	$248	$510
(Decrease) over same period of prior year	(51%)
Consolidated	$1,173	$1,853
(Decrease) over same period of prior year	(37%)

North America OEM bookings decreased $0.5 million, or 43%, to $0.6 million for the three months ended September 30, 2009 from $1.1 million for the three months ended September 30, 2008. During fiscal 2009, several of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for fiscal 2010. Additionally, we experienced a decrease in current period bookings related to three of our existing OEM partners.

Asia-Pacific OEM bookings increased $42,000, or 15%, to $319,000 for the three months ended September 30, 2009 from $277,000 for the three months ended September 30, 2008. During the three months ended September 30, 2009, we experienced an increase in bookings related to one of our existing OEM partners resulting in an increase in bookings for the period.

EMEA OEM bookings decreased $0.3 million, or 51%, to $0.2 million for the three months ended September 30, 2009 from $0.5 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, we experienced a decrease in bookings related to two of our existing OEM partners.

Included below is a reconciliation of our Storage Management VAR and OEM bookings to the total Storage Management revenues recognized for the three months ended September 30, 2009 and 2008 (in thousands):

For the three months ended September 30, 2009	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the three months ended September 30, 2009	$11,640	$1,173	$12,813
Bookings deferred into subsequent periods	(10,925)	(1,054)	(11,979)

Revenues from bookings during the three months ended September 30, 2009	$715	$119	$834
Revenues sourced from prior period bookings:	12,375	1,720	14,095

Total revenues recognized in the three months ended September 30, 2009	$13,090	$1,839	$14,929

For the three months ended September 30, 2008	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the three months ended September 30, 2008	$12,097	$1,853	$13,950
Bookings deferred into subsequent periods	(11,456)	(1,590)	(13,046)

Revenues from bookings during the three months ended September 30, 2008	$641	$263	$904
Revenues sourced from prior period bookings:	10,669	2,014	12,683

Total revenues recognized in the three months ended September 30, 2008	$11,310	$2,277	$13,587

Message Management

On May 13, 2009, we acquired ColdSpark and from that date the wholly-owned subsidiary has operated as our Message Management division. During the three months ended September 30, 2009, the Message Management division generated $0.3 million and $0.7 million in revenue and bookings, respectively. Revenue related primarily to maintenance and service contracts while bookings related to license, maintenance and service contracts. During the second quarter of fiscal 2010, we entered into a contract with a large state-based health care network which included license, service and three years of maintenance, which resulted in significant bookings during the quarter. As we continue to expand the ColdSpark operations, we anticipate significant revenue and bookings growth in the Message Management division.

COST OF REVENUES

Cost of revenues decreased $0.1 million, or 4%, to $1.7 million for the three months ended September 30, 2009 from $1.8 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, we allocated $0.4 million of payroll-related costs associated with our customer service group to research and development expense as certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during the three months ended September 30, 2008. This decrease was partially off-set by an increase in amortization expense as a result of the acquisition of ColdSpark and certain assets of Asempra. During the three months ended September 30, 2009, costs of revenues attributable to our Message Management division totaled approximately $82,000.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $0.2 million, or 3%, to $6.5 million for the three months ended September 30, 2009, from $6.7 million for the year ended September 30, 2008. During the three months ended

September 30, 2009 we experienced a decrease in payroll related expenses of $0.3 million and a decline in travel and marketing costs of $0.1 million as a result of the November 2008 reduction in personnel and the related travel costs. Additionally, we experienced a decrease in professional service expenses of $0.1 million and marketing expenses of $0.1 million during the three months ended September 30, 2009. During the three months ended September 30, 2009, sales and marketing expenses attributable to our Message Management division totaled approximately $0.5 million and related primarily to payroll costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $0.4 million, or 14%, to $3.3 million for the three months ended September 30, 2009, from $2.9 million for the three months ended September 30, 2008. During the three months ended September 30, 2009, we experienced a $0.5 million decrease in outsourced research and development costs, which was partially off set by a $0.4 million increase in payroll costs related to the allocation of the customer service group costs which were previously reported as costs of revenues. During the three months ended September 30, 2009, certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during the three months ended September 30, 2008. During the three months ended September 30, 2009, research and development expenses attributable to our Message Management division totaled approximately $0.5 million and related primarily to payroll costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $1.4 million, or 34%, to $2.8 million for the three months ended September 30, 2009, from $4.2 million for the three months ended September 30, 2008. The decrease was primarily attributable to a decrease of $0.7 million in professional service-related expenses as we incurred significant fees associated with the preparation and audits of our fiscal 2007 and 2008 financial statements during the three months ended September 30, 2008. Additionally, our payroll and employee related costs decreased $0.7 million as a result of fewer general and administrative personnel during the three months ended September 30, 2009. During the three months ended September 30, 2009, general and administrative expenses attributable to our Message Management division totaled approximately $0.2 million and related primarily to payroll and payroll-related costs.

INTEREST EXPENSE

During the three months ended September 30, 2009, we incurred $0.2 million in interest expense primarily related to the ColdSpark acquisition. As the consideration given to the ColdSpark shareholders will be paid over three years, we calculated the present value of the consideration payable to the ColdSpark shareholders as of the acquisition date, for both the cash payments and common shares to be issued, and recorded the applicable interest expense using the effective interest method. We anticipate the following amounts of non-cash interest expense related to the ColdSpark acquisition will be charged to earnings in each of the fiscal years, until the acquisition consideration is paid in full in fiscal 2013:

Year ended March 31,	Non-cash Interest Expense (in Thousands)
2010	$601
2011	586
2012	355
2013	64

FOREIGN EXCHANGE GAIN (LOSS), NET

During the three months ended September 30, 2009 and 2008, we recorded net foreign exchange gains of $0.5 million and $0.1 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended September 30, 2009, our net foreign exchange gains consisted primarily of foreign exchange gains related to the strengthening of the Japanese yen against the U.S. dollar on intercompany balances. During the three months ended September 30, 2008, our net foreign exchange gains consisted of $0.2 million of foreign exchange gains related to U.S. dollar and Euro currency holdings in our EMEA region, partially off-set by $0.1 million of net foreign exchange losses related to weakening of the British pound against the U.S. dollar on intercompany balances.

PROVISION FOR INCOME TAXES

During the three months ended September 30, 2009 and 2008, we recorded provisions for income taxes of $37,000 and $61,000, respectively. During the three months ended September 30, 2009 and 2008, our provision for income taxes consisted of charges related primarily to taxes on income generated in certain foreign jurisdictions.

Although we have generated consolidated pre-tax income during the three months ended September 30, 2009, we have incurred operating losses in all annual periods prior to the first quarter of fiscal 2010. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Comparison of Results for the Six Months Ended September 30, 2009 and 2008

The following summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2009	2008
Consolidated revenues, net	$31,920	$27,258
Increase over same period of prior year	17%
License and Service revenues	$30,420	$27,258
Increase over same period of prior year	12%
Other revenues	$1,500	—

REVENUES—LICENSE AND SERVICE

The following summarizes license and service revenues by operating segment and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2009	2008
Total License and Service revenues	$30,420	$27,258
Increase over same period of prior year	12%
Storage Management revenues	$30,029	$27,258
Increase over same period of prior year	10%
Message Management revenues	$391	—

Storage Management

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2009	2008
North America	$7,756	$7,465
Increase over same period of prior year	4%
Asia-Pacific	$10,556	$8,615
Increase over same period of prior year	23%
EMEA	$7,347	$6,558
Increase over same period of prior year	12%
Consolidated	$25,659	$22,638
Increase over same period of prior year	13%

VAR revenues in North America increased by $0.3 million, or 4%, to $7.8 million for the six months ended September 30, 2009 compared to $7.5 million for the six months ended September 30, 2008. The increase in revenues during the six months ended September 30, 2009 was primarily due to an increase in historical license and maintenance, and maintenance renewal bookings, off-set partially by a decrease in license bookings during the past two years.

VAR revenues in the Asia-Pacific region increased $1.9 million, or 23%, to $10.6 million for the six months ended September 30, 2009 compared to $8.6 million for the six months ended September 30, 2008. During the six months ended September 30, 2009 our Asia-Pacific functional currency revenue increased $0.9 million, or 11%, due to increased license and maintenance, and maintenance renewal bookings in Japan in prior periods and consistent license and maintenance, and maintenance renewal bookings in the current period. Additionally, during the six months ended September 30, 2009, the average Japanese yen to U.S. dollar exchange rate increased 11% as compared to the six months ended September 30, 2008, causing an approximate increase of $1.0 million in our Asia-Pacific revenues as reported in U.S. dollars.

VAR revenues in EMEA increased $0.8 million, or 12%, to $7.3 million for the six months ended September 30, 2009 compared to $6.6 million for the six months ended September 30, 2008. During the six months ended September 30, 2009, EMEA’s functional currency revenues increased approximately $2.0 million, or 31% due to increased license and maintenance, and maintenance renewal bookings in current and prior periods. However, this increase was partially off-set by the weakening of the British pound during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008. During the six months ended September 30, 2009, the average British pound to U.S. dollar exchange rate decreased 16% as compared to the six months ended September 30, 2008, causing an approximate decrease of $1.2 million in our EMEA revenues as reported in U.S. dollars.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Six months ended September 30,
	2009	2008
North America	$5,749	$7,668
(Decrease) over same period of prior year	(25%)
Asia-Pacific	$9,221	$8,613
Increase over same period of prior year	7%
EMEA	$7,338	$7,926
(Decrease) over same period of prior year	(7%)
Consolidated	$22,308	$24,207
(Decrease) over same period of prior year	(8%)

VAR bookings in North America decreased $1.9 million, or 25%, to $5.7 million for the six months ended September 30, 2009 from $7.7 million for the six months ended September 30, 2008, primarily due to a decrease in license and maintenance bookings during the current period. We believe the decrease in license and maintenance bookings is a result of the on going weak economic conditions in the United States which have impacted the region since the second quarter of fiscal 2009.

VAR bookings in Asia-Pacific increased $0.6 million, or 7%, to $9.2 million for the six months ended September 30, 2009 from $8.6 million for the six months ended September 30, 2008. The increase in bookings during the six months ended September 30, 2009 is related primarily to the strengthening of the Japanese yen against the U.S. dollar as compared to the six months ended September 30, 2008. During the six months ended September 30, 2009, the average Japanese yen to U.S. dollar exchange rate increased 11% as compared to the six months ended September 30, 2008 causing an approximate increase of $0.6 million in our Asia-Pacific bookings as reported in U.S. dollars. During the six months ended September 30, 2009, our functional currency license and maintenance bookings remained consistent due to an increase in bookings in Japan, which were off-set by a decrease in bookings in Korea, Australia and India.

VAR bookings in EMEA decreased $0.6 million, or 7%, to $7.3 million for the six months ended September 30, 2009 from $7.9 million for the six months ended September 30, 2008. During the six months ended September 30, 2009, our functional currency license and maintenance, and maintenance renewal bookings increased approximately $0.8 million, or 10%, as a result of growth in key markets such as the United Kingdom. The increase in functional currency bookings was off-set by the weakening of the British pound against the U.S. dollar during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008. During the six months ended September 30, 2009, the average British pound to U.S. dollar exchange rate decreased 16% as compared to the six months ended September 30, 2008, causing an approximate decrease of $1.4 million in our EMEA bookings as reported in U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2009	2008
North America	$2,737	$3,043
(Decrease) over same period of prior year	(10%)
Asia-Pacific	$835	$774
Increase over same period of prior year	8%
EMEA	$798	$803
(Decrease) over same period of prior year	(1%)
Consolidated	$4,370	$4,620
(Decrease) over same period of prior year	(5%)

North America OEM revenues decreased $0.3 million, or 10%, to $2.7 million for the six months ended September 30, 2009, from $3.0 million for the six months ended September 30, 2008. The decrease in revenues is the result of a decrease in current period bookings from three of our OEM partners which was partially off-set by the amortization of prior period bookings.

Asia-Pacific OEM revenues remained relatively consistent during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008. During the six months ended September 30, 2009, current period bookings declined, while the amortization of prior period bookings increased, causing a slight increase in revenues during the six months ended September 30, 2009.

EMEA OEM revenues remained consistent during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008. During the six months ended September 30, 2009, current period bookings declined, while the amortization from prior period bookings increased, resulting in consistent revenues during the six months ended September 30, 2009 and 2008.

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2009	2008
North America	$1,227	$2,215
(Decrease) over same period of prior year	(45%)
Asia-Pacific	$652	$874
(Decrease) over same period of prior year	(25%)
EMEA	$604	$1,007
(Decrease) over same period of prior year	(40%)
Consolidated	$2,483	$4,096
(Decrease) over same period of prior year	(39%)

North America OEM bookings decreased $1.0 million, or 45%, to $1.2 million for the six months ended September 30, 2009, from $2.2 million for the six months ended September 30, 2008. During fiscal 2009, several of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for the first half of fiscal 2010. Additionally, we experienced a decrease in bookings related to three of our existing OEM partners.

Asia-Pacific OEM bookings decreased $0.2 million, or 25%, to $0.7 million for the six months ended September 30, 2009, from $0.9 million for the six months ended September 30, 2008. During fiscal 2009, one of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for the first half of fiscal 2010. Additionally, we experienced a decrease in bookings related to one of our existing OEM partners.

EMEA OEM bookings decreased $0.4 million, or 40%, to $0.6 million for the six months ended September 30, 2009, from $1.0 million for the six months ended September 30, 2008. During fiscal 2009, one of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for the first half of fiscal 2010. Additionally, during the six months ended September 30, 2009, we experienced a decrease in bookings related to two of our existing OEM partners.

Included below is a reconciliation of our Storage Management VAR and OEM, bookings to the total revenues recognized for the six months ended September 30, 2009 and 2008 (in thousands):

For the six months ended September 30, 2009	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the six months ended September 30, 2009	$22,308	$2,483	$24,791
Bookings deferred into subsequent periods	(20,719)	(1,946)	(22,665)

Revenues from fiscal 2010 bookings	$1,589	$537	$2,126
Revenues sourced from prior period bookings:	24,070	3,833	27,903

Total revenues recognized in the six months ended September 30, 2009	$25,659	$4,370	$30,029

For the six months ended September 30, 2008	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the six months ended September 30, 2008	$24,207	$4,096	$28,303
Bookings deferred into subsequent periods	(22,931)	(3,603)	(26,534)

Revenues from fiscal 2009 bookings	$1,276	$493	$1,769
Revenues sourced from prior period bookings:	21,362	4,127	25,489

Total revenues recognized in the six months ended September 30, 2008	$22,638	$4,620	$27,258

Message Management

On May 13, 2009, we acquired ColdSpark and from that date the wholly-owned subsidiary has operated as our Message Management division. From the acquisition date through September 30, 2009, the Message Management division generated $0.4 million and $0.8 million in revenue and bookings, respectively. Revenue related primarily to maintenance and service contracts while bookings included license, maintenance and service contracts. During the second quarter of fiscal 2010, we entered into a contract with a large state-based health care network which included license, service and three years of maintenance, which resulted in significant bookings during the period. As we continue to integrate the ColdSpark operations, we anticipate revenue and bookings growth in our Message Management division for the foreseeable future.

REVENUES—OTHER

During the three months ended June 30, 2009, we entered into an intellectual property transfer and license agreement with one of our OEM partners. Under the terms of this agreement we sold certain non-core intellectual property rights to this partner for $1.5 million. As our support commitment, as specified by the arrangement, was insignificant and no other obligation exists, the full contract amount was recognized as revenue during the first quarter of fiscal 2010.

COST OF REVENUES

Cost of revenues decreased $0.4 million, or 12%, to $3.2 million for the six months ended September 30, 2009 from $3.6 million for the six months ended September 30, 2008. During the six months ended

September 30, 2009, we allocated $0.7 million of payroll-related costs associated with our customer service group to research and development expense, thus causing a decrease in our costs of revenues. During the six months ended September 30, 2009, certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during the six months ended September 30, 2008. This decrease was partially off-set by an increase in amortization expense as a result of the acquisition of ColdSpark and certain assets of Asempra. During the six months ended September 30, 2009, costs of revenues attributable to our Message Management division totaled approximately $0.1 million.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $1.1 million, or 8%, to $13.2 million for the six months ended September 30, 2009, from $14.3 million for the year ended September 30, 2008. During the six months ended September 30, 2009 we experienced a decrease in payroll related expenses of $0.7 million and a decrease in travel-related costs of $0.6 million as a result of the November 2008 reduction in personnel. Additionally, during the six months ended September 30, 2009, we experienced a decrease in marketing related expenses of $0.2 million and a decrease in professional service-related expenses of $0.2 million. During the six months ended September 30, 2009, the Japanese yen to U.S. dollar exchange rate increased 11% while the British pound to the U.S. dollar exchange rate decreased 16%, resulting in an approximate $0.6 million net decrease in our sales and marketing expenses as reported in U.S. dollars, which is included in the fluctuations discussed above. During the six months ended September 30, 2009, sales and marketing expenses attributable to our Message Management division totaled approximately $0.6 million and related primarily to payroll costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $0.4 million, or 6%, to $6.4 million for the six months ended September 30, 2009, from $6.0 million for the six months ended September 30, 2008. During the six months ended September 30, 2009, we experienced a $1.0 million decrease in outsourced research and development costs, which was partially off-set by a $0.7 million increase in payroll costs related to the allocation of the customer service group costs which were previously reported as costs of revenues. During the six months ended September 30, 2009, certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during the six months ended September 30, 2008. During the six months ended September 30, 2009, the British pound to U.S. dollar exchange rate decreased 16%, resulting in an approximate $0.4 million net decrease in our research and development expenses as reported in U.S. dollars, which is included in the fluctuations discussed above. During the six months ended September 30, 2009, research and development expenses attributable to our Message Management division totaled approximately $0.8 million and related primarily to payroll costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $0.9 million, or 11%, to $7.1 million for the six months ended September 30, 2009, from $8.0 million for the six months ended September 30, 2008. The decrease was primarily attributable to a decrease of $1.1 million in professional service-related expenses as we incurred significant fees associated with the restatement of our historical financial statements and the preparation and audits of our fiscal 2007 and 2008 financial statements during the three months ended September 30, 2008. Additionally, we had fewer general and administrative personnel which resulted in a decrease in payroll and employee related expenses of $0.6 million and a decrease in facility related expenses of $0.2 million. These decreases were partially off-set by $0.7 million in acquisition related costs for the acquisition of ColdSpark and certain assets of Asempra. During the six months ended September 30, 2009 general and administrative expenses attributable to our Message Management division totaled approximately $0.5 million and related primarily to payroll and payroll-related costs.

INTEREST EXPENSE

During the six months ended September 30, 2009, we incurred $0.4 million in interest expense related primarily to the ColdSpark acquisition. As the consideration given to the ColdSpark shareholders will be paid over six years, we calculated the present value of the consideration payable to the ColdSpark shareholders as of the acquisition date, for both the cash payments and common shares to be issued, and recorded the applicable interest expense using the effective interest method.

FOREIGN EXCHANGE GAIN (LOSS), NET

During the six months ended September 30, 2009, we recorded net foreign exchange gains of $0.2 million as compared to net foreign exchange losses of $0.4 million for the six months ended September 30, 2008. During the six months ended September 30, 2009, our net foreign exchange gains consisted of $0.6 million of foreign exchange gains related to the strengthening of the British pound and Japanese yen against the U.S. dollar on intercompany balances, offset by $0.4 million of foreign exchange losses related to U.S. dollar and Euro currency holdings in our EMEA region. During the six months ended September 30, 2008, our net foreign exchange losses consisted of $0.7 million of foreign exchange losses related to the weakening of the Japanese yen against the British pound and U.S. dollar on intercompany balances, partially off-set by foreign exchange gains of $0.4 million related to U.S. dollar and Euro currency holdings in our EMEA region.

PROVISION FOR INCOME TAXES

During the six months ended September 30, 2009 and 2008, we recorded provisions for income taxes of $62,000 and $147,000, respectively. During the six months ended September 30, 2009 and 2008, our provision for income taxes consisted of charges related primarily to taxes on income generated in certain foreign jurisdictions.

Although we have generated consolidated pre-tax income during the six months ended September 30, 2009, we have incurred operating losses in all annual periods prior to the first quarter of fiscal 2010. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

As of September 30, 2009, we had $6.5 million of cash and cash equivalents and $39.9 million in negative working capital, or $4.9 million in positive working capital after excluding the current portion of deferred revenue, as compared to $8.4 million of cash and cash equivalents and $34.2 million in negative working capital, or $9.9 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2009. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash used in operating activities was $1.2 million during the six months ended September 30, 2009, compared to net cash provided by operating activities of $0.3 million for the six months ended September 30, 2008. During the six months ended September 30, 2009, we used significant cash resources for acquisitions, including transaction costs for our acquisition of ColdSpark and certain assets of Asempra, as well as for the payroll and other operating costs associated with our acquired ColdSpark operations. Net cash provided by operating activities during the six months ended September 30, 2008 was primarily the result of an increase in cash collections during the period. During fiscal 2008 we experienced a higher percentage of bookings in the fourth quarter, which were subsequently collected during the six months ended September 30, 2008.

Investing Activities

Net cash used in investing activities was $0.9 million and $0.7 million for the six months ended September 30, 2009 and 2008, respectively. Capital expenditures were $0.2 million during the six months ended September 30, 2009 compared to $0.9 million during the six months ended September 30, 2008. During the six months ended September 30, 2009, we paid $1.0 million to acquire ColdSpark and certain assets of Asempra, net of cash acquired. These cash outflows were off-set by the release of our restricted cash balances from the related escrow accounts of $0.3 million and $0.2 million during the six months ended September 30, 2009 and 2008, respectively.

Financing Activities

During the six months ended September 30, 2009 and 2008, net cash used in financing activities of $0.5 million and $0.4 million, respectively, consisted of payments on capital lease and long term debt obligations.

Factors That May Affect Future Financial Condition and Liquidity

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt, and operating and capital leases, all of which are currently expected to be funded through existing working capital. Aside from these recurring operating expenses, we expect to incur approximately $0.3 million in capital expenditures during the remainder of fiscal 2010. In addition to the $1.1 million we paid to acquire ColdSpark and certain assets of Asempra during the six months ended September 30, 2009, the terms of the merger agreement with ColdSpark require us to make additional cash payments totaling $7.4 million, plus any applicable interest, over a three year period beginning in fiscal 2011.

During the six months ended September 30, 2009, we experienced a decrease in bookings as a result of weak economic and industry conditions as well as other financial and business factors, many of which are beyond our control. In addition, our acquisition of ColdSpark and certain assets of Asempra have resulted and may continue to result in additional costs associated with acquiring, integrating and developing the businesses and related products. As a result, although we have taken measures to reduce our operating costs, we expect our cash balance to decrease over the next year. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening that has occurred in the credit markets, general economic conditions, our previous SEC filing delinquencies and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance will be applied prospectively and will become effective during the first quarter of fiscal 2012, however, early adoption is allowed. We do not believe this will have a material impact on its consolidated financial statements upon adoption.

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products, with “more than incidental” software, were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a vendor elects earlier application and the first reporting period of adoption is not the first reporting period in the vendor’s fiscal year, the guidance must be applied through retrospective application from the beginning of the vendor’s fiscal year and the vendor must disclose the effect of the change to those previously reported periods. We are still evaluating the impact the adoption of this accounting guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 61% of our total revenue for each of the six months ended September 30, 2009 and 2008. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2009. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective because of the existence of unremediated material weaknesses, as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Changes in Internal Control over Financial Reporting

During the first half of fiscal 2010 we have continued to implement remediation measures in response to the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. These remediation measures include enhancing and implementing controls over communication of corporate and accounting policies, the review of key spreadsheets, and billing, collecting and remitting sales taxes on software licenses and related maintenance contracts. As of the date of this Quarterly Report, our remediation efforts continue related to each of the material weaknesses reported in our Annual Report on Form 10-K for the year ended March 31, 2009. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. We expect our material weaknesses to be remediated by the end of fiscal 2010.

Other than our ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the first half of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business could be harmed by the weak general economic and market conditions that lead to reduced spending on information technology products.

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

We have incurred operating and net losses since the inception of our operations in March 2000. During the six months ended September 30, 2009, we generated net income of $1.8 million. However, our net losses were $5.5 million and $8.1 million for the years ended March 31, 2009 and 2008, respectively. As of September 30, 2009, our accumulated deficit was $230.8 million. We may not be able to achieve positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We intend to finance our operations and any growth of our business with existing cash and any cash flow from operations. Due to the costs of acquiring, integrating and further developing our ColdSpark business, we expect our cash balance to decrease during fiscal 2010. We believe that our existing cash and anticipated net cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months from the date of the filing of this Quarterly Report. However, if the costs associated with integrating and further developing our ColdSpark business exceed our current projections or if adverse global economic conditions persist or worsen, we could experience an additional decrease in cash from operations and we may be required to obtain additional financing in order to fund our continued operations. Due to the existing uncertainty in the equity markets including debt, private equity and venture capital and traditional bank lending markets, as well as the existence of material weaknesses in our internal controls over financial reporting, access to additional debt or equity may not be available to us on acceptable terms or at all. If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance our products and services, execute our business plan including the integration of our ColdSpark business, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it would increase our leverage relative to our results of operations or to our equity capitalization.

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

As described in Item 4T of Part I of this Quarterly Report and Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, we have in the past identified material weaknesses in our internal controls and procedures, including in connection with the preparation of our financial statements for the period ended September 30, 2009. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the period. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date or any future measures may not remediate the material weaknesses discussed in this Quarterly Report as we expect.

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

During the three and six months ended September 30, 2009, we had no customers that comprised 10% or more of our consolidated revenues. However, we have derived, and may continue to derive, a significant portion of our revenues from a limited number of OEM customers. If any of our largest OEM customers were to reduce purchases from us or we are unable to attract new OEM customers, our business would be adversely affected. For example, during fiscal 2009, several of our OEM arrangements terminated, resulting in a significant decline in OEM bookings for fiscal 2010. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues, results of operations, financial condition and cash flows.

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

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States and to continue to take advantage of lower costs associated with software development outside the United States. As of October 30, 2009, we had 94 employees in Europe, the Middle East and Africa (“EMEA”) and 73 employees in the Asia-Pacific region out of 309 total employees. Our foreign operations and revenues are subject to a number of risks, including:

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

Our common shares have been quoted on the OTCBB since May 2009. From February 2005 until May 27, 2009, trading of our common shares was conducted on the “Pink Sheets” due to our failure to keep current in filing our periodic reports with the SEC. In addition, our common shares have not traded on the TSX since December 2004, when the Canadian jurisdictions of Ontario, Alberta and British Columbia issued cease trade orders due to delays in the filing of our financial statements. Our common shares were subsequently de-listed from the TSX in May 2006. In April 2009, the cease trade orders in all of the Canadian jurisdictions were lifted. The trading market for our common shares is limited and an active trading market may not develop. Selling our common shares may be difficult because the limited trading market for our shares on the OTCBB could result in lower prices and larger spreads in the bid and ask prices of our shares, as well as lower trading volume.

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

On September 15, 2009, we held an Annual Meeting of Shareholders at the offices of Morrison & Foerster LLP in San Diego, California. Shareholders of record at the close of business on August 11, 2009 were entitled to notice of and to vote in person or by proxy at the special meeting. As of the record date there were 77,641,824 common shares and 18,000,000 preferred shares outstanding and entitled to vote. At the meeting, the shareholders of the Company voted on the election of six directors to hold office until the next annual meeting of shareholders and the appointment of Mayer Hoffman McCann P.C. (“MHM”) as our independent auditors for fiscal year ended March 31, 2010. At the meeting, each of the six directors nominated by management was elected and the proposal for the appointment of MHM as our independent auditors was approved. The details of the votes cast on each of the proposals at the meeting are set forth below, including the number of votes for, the number of votes against and withheld, and the number of abstentions, as applicable:

1.	To elect the following directors to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified:

	For	Withheld
Ian Bonner	45,977,856	6,110,542
James Johnson	41,496,163	10,592,235
Douglas Lindroth	46,281,053	5,807,345
Neil Mackenzie	46,866,830	5,221,568
Bruce Nakao	47,954,761	4,133,637
Archie Nesbitt	46,270,879	5,817,519

2.	To ratify the appointment of Mayer Hoffman McCann P.C. as our independent accountants for the fiscal year ending March 31, 2010:

For	Withheld
51,666,483	421,915

Item 5.	Other Information

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1(1)	Agreement dated September 22, 2009 by and among BakBone Software Incorporated, VantagePoint Venture Partners IV (Q) L.P., VantagePoint Venture Partners Principals Fund IV, L.P., and VantagePoint Venture Partners IV, L.P.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on form 8-K filed on September 24, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKBONE SOFTWARE INCORPORATED

DATE: November 10, 2009	/s/ JAMES R. JOHNSON
James R. Johnson
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 10, 2009	/s/ STEVE R. MARTIN
Steve R. Martin
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)