Form 10-Q
period 2009-12-31
BAKBONE SOFTWARE INC
filed 2010-02-10
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

As of January 29, 2010 there were approximately 77,641,824 shares of the registrant’s common stock outstanding.

BAKBONE SOFTWARE INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,660	$8,398
Restricted cash	51	264
Accounts receivable, less allowances for doubtful accounts and sales returns of $147 at December 31, 2009 and $218 at March 31, 2009	9,847	9,646
Prepaid expenses	985	873
Other assets	424	286

Total current assets	16,967	19,467
Property and equipment, at cost	7,721	7,076
Less accumulated depreciation	(5,471)	(4,363)

Property and equipment, net	2,250	2,713
Intangible assets, net	7,798	824
Trademarks	400	—
Goodwill	14,007	7,615
Other assets	957	939

Total assets	$42,379	$31,558

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,664	$2,291
Accrued liabilities	7,114	7,312
Current portion of acquisition consideration payable	2,279	—
Current portion of deferred revenue	44,482	44,081

Total current liabilities	55,539	53,684
Deferred revenue, excluding current portion	46,719	47,684
Acquisition consideration payable, excluding current portion	4,452	—
Other liabilities	834	1,337

Total liabilities	107,544	102,705

Commitments and contingencies (Note 6)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000 shares authorized at December 31, 2009, and March 31, 2009, 18,000 shares issued and outstanding at December 31, 2009, and March 31, 2009, liquidation preference of $25,729 and $21,607, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 77,642 and 64,633 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	159,670	152,423
Employee benefit trust	(10)	(11)
Accumulated deficit	(230,226)	(232,657)
Accumulated other comprehensive loss	(5,759)	(2,062)

Total shareholders’ deficit	(65,165)	(71,147)

Total liabilities and shareholders’ deficit	$42,379	$31,558

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
		As Restated (see note 2)		As Restated (see note 2)
Revenues:
License and service	$15,199	$14,348	$45,619	$41,606
Other	—	—	1,500	—

Total revenues	15,199	14,348	47,119	41,606
Cost of revenues	1,660	1,818	4,874	5,466

Gross profit	13,539	12,530	42,245	36,140

Operating expenses:
Sales and marketing	6,841	6,483	20,015	20,784
Research and development	3,292	2,780	9,685	8,804
General and administrative	2,614	4,366	9,734	12,350

Total operating expenses	12,747	13,629	39,434	41,938

Operating income (loss)	792	(1,099)	2,811	(5,798)
Interest income	—	2	5	63
Interest expense	(223)	(33)	(596)	(103)
Foreign exchange (loss) gain, net	(191)	1,868	42	1,517

Income (loss) before income taxes	378	738	2,262	(4,321)
(Benefit from) provision for income taxes	(231)	100	(169)	247

Net income (loss)	$609	$638	$2,431	$(4,568)

Net income (loss) per common share:
Basic	$0.01	$0.01	$0.03	$(0.07)

Diluted	$0.01	$0.01	$0.02	$(0.07)

Weighted-average common shares outstanding:
Basic	86,644	64,610	83,368	64,616

Diluted	104,690	82,647	101,488	64,616

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended December 31,
	2009	2008
		As Restated (see note 2)
Cash flows from operating activities:
Net income (loss)	$2,431	$(4,568)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,868	1,274
Non-cash interest expense	474	—
Operating expenses funded by financing arrangement	267	59
Provision for bad debt	173	—
Stock-based compensation	29	229
Loss on disposal of capital assets	9	19
Changes in assets and liabilities, net of effects from acquisition of ColdSpark, Inc:
Accounts receivable	(116)	2,356
Prepaid expenses and other assets	5	1,172
Accounts payable	(793)	(541)
Accrued and other liabilities	(1,133)	198
Deferred revenue	(4,891)	(609)

Net cash used in operating activities	(1,677)	(411)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,014)	—
Capital expenditures	(256)	(946)
Release of restricted cash	325	227

Net cash used in investing activities	(945)	(719)

Cash flows from financing activities:
Payments on capital lease obligations	(227)	(186)
Payments on long-term debt obligations	(437)	(419)

Net cash used in financing activities	(664)	(605)

Effect of exchange rate changes on cash and cash equivalents	548	(257)

Net decrease in cash and cash equivalents	(2,738)	(1,992)
Cash and cash equivalents, beginning of period	8,398	9,496

Cash and cash equivalents, end of period	$5,660	$7,504

Cash paid during the period for:
Interest	$34	$64

Income taxes	$136	$217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital leases	$12	$90

Capital expenditures included in accounts payable at end of period	$40	$15

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

The accompanying consolidated balance sheet at December 31, 2009, the consolidated statements of operations for the three and nine months ended December 31, 2009 and 2008, and the consolidated statement of cash flows for the nine months ended December 31, 2009 and 2008, have been prepared by the Company and have not been audited. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2009 included in the Company’s Annual Report on Form 10-K.

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

Significant Customers

As of December 31, 2009 and 2008, the Company had no customers with an accounts receivable balance representing 10% of our consolidated accounts receivable balance. During the three and nine months ended December 31, 2009 and 2008, there were no customers representing 10% or more of the Company’s consolidated revenues.

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

Income Taxes

During the three months ended December 31, 2009, the Company recorded a tax benefit of $0.3 million related to the reversal of certain tax accruals as a result of the expiration of the related statute of limitations.

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

Effective April 1, 2009, the Company adopted the FASB’s authoritative guidance for determining the useful life of intangible assets, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. This guidance amends prior guidance and requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The adoption did not have a material impact on the Company’s results of operations or financial condition for the three and nine months ended December 31, 2009.

Effective June 15, 2009, the Company adopted the FASB’s authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this guidance did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after the balance sheet date of December 31, 2009 through February 10, 2010, the date it issued these financial statements. During this period, the Company did not have any material recognizable or nonrecognizable subsequent events.

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

Other than the adoption of the authoritative guidance discussed above, there have been no significant changes in the Company’s accounting policies during the nine months ended December 31, 2009, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management include the accounting for income taxes including the future realizability of our deferred tax assets, the accounting for business combinations, and the determination of the estimated useful life of our software for purposes of revenue recognition amortization. Estimates have been prepared on the basis of the most current and best available information and actual results could differ from those estimates.

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

Message Management Division

Effective with the acquisition of ColdSpark on May 13, 2009, the Company’s revenues include sales transactions of ColdSpark, which became a wholly-owned subsidiary of the Company on this date (see Note 4). The revenues generated by ColdSpark are primarily from the sale of software licenses and professional services to large enterprise users. The Company has established vendor specific objective evidence (“VSOE”) for the maintenance element of its contracts and as a result the fair value of the maintenance element is deferred and recognized ratably over the maintenance period. VSOE of fair value of the maintenance element of the arrangement is based upon the Company’s normal pricing and discounting practices for those services when sold separately. The remaining portion of the contract fee, which generally includes license and professional services, is recognized on a percent complete basis, over the period the services are performed, generally two to nine months. The Company calculates the percentage of professional services completed at each reporting period, based upon the actual hours incurred to date as compared to the total estimated hours to complete the agreed upon professional services. The Company’s product agreements generally include customer acceptance provisions, and as such, the Company assesses whether revenue recognition should be deferred pending customer acceptance.

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

Deferred Revenue

Deferred revenue represents software license, maintenance contract and professional services bookings, net of recognized revenue amounts. A majority of the Company’s sales transactions are deferred and recognized over the applicable period, generally three to five years. The following table provides detail of the change in deferred revenue balances for nine months ended December 31, 2009 (in thousands):

Deferred revenue balance at March 31, 2009	$91,765
Current period bookings deferred into subsequent periods	32,604
Current period revenue from prior period bookings	(37,328)
Foreign exchange impact	4,160

Deferred revenue balance at December 31, 2009	$91,201

Comprehensive Loss

Comprehensive loss is the total of net income (loss) and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net income (loss) and foreign currency translation adjustment. Comprehensive loss for the three and nine months ended December 31, 2009 and 2008 is as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Net income (loss)	$609	$638	$2,431	$(4,568)
Foreign currency translation adjustment	859	(2,184)	(3,697)	1,701

Total comprehensive loss	$1,468	$(1,546)	$(1,266)	$(2,867)

The foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the Company’s reporting currency. During the three months ended December 31, 2009, the foreign currency translation increase of $0.9 million was related primarily to the translation of the Company’s assets and liabilities in its Asia-Pacific subsidiary as the U.S. dollar strengthened against the Japanese yen during the period. During the nine months ended December 31, 2009, the foreign currency decrease of $3.7 million related to the translation of the Company’s assets and liabilities in its EMEA and Asia-Pacific subsidiaries as the U.S. dollar weakened against the British pound and Japanese yen during the period. During the three months ended December 31, 2008, the period decrease of $2.2 million was related primarily to the translation of the Company’s assets and liabilities in its Asia-Pacific subsidiary as a result of the weakening of the U.S dollar against the Japanese yen, off-set partially by the translation of the Company’s assets and liabilities in its EMEA subsidiary as a result of the U.S. dollar strengthening against the British pound. During the nine months ended December 31, 2008, the period increase of $1.7 million, related primarily to the translation of the Company’s deferred revenue balances and was primarily the result of the strengthening of the U.S. dollar against the British pound.

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

The following table summarizes potential common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Stock options	4,622	5,737	5,048	5,737
Restricted stock units	—	105	—	162
Employee Benefit Trust	23	—	23	—
Warrants	2,065	4,505	2,105	4,505
Series A convertible preferred stock	—	—	—	18,000

Total anti-dilutive instruments	6,710	10,347	7,176	28,404

4.	Acquisitions

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

Results of Operations

The amount of revenues and operating loss of ColdSpark included in the Company’s consolidated statement of operations from the acquisition date to the period ending December 31, 2009:

(in thousands)
Revenues	$662
Operating loss	$(2,902)

Unaudited Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including ColdSpark) for the three and nine months ended December 31, 2009 and 2008 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets and eliminations of intercompany transactions.

	Three months ended December 31,		Nine months ended December 31,
(in thousands)	2009	2008	2009	2008
Total revenues	$15,199	$14,616	$47,289	$42,913
Net income (loss)	$609	$(739)	$2,004	$(8,385)
Basic net income (loss) per common share	$0.01	$(0.01)	$0.02	$(0.13)
Diluted net income (loss) per common share	$0.01	$(0.01)	$0.02	$(0.13)

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

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net assets acquired. As of December 31, 2009, goodwill consists of the following:

Goodwill balance at March 31, 2009	$7,615
Acquired in connection with the ColdSpark acquisition	6,392

Goodwill balance at December 31, 2009	$14,007

Intangible assets consist of the following (in thousands):

	Estimated Useful life	Carrying value at March 31, 2009	Intangible assets acquired	Amortization expense	Carrying value at December 31, 2009
Technology	4 to 14 years	$824	$7,832	$(858)	$7,798
Maintenance agreements	6 months	—	10	(10)	—

Total intangible assets		$824	$7,842	$(868)	$7,798

Amortization expense for intangible assets was $0.3 million and $0.9 million for the three and nine months ended December 31, 2009, respectively and $0.1 million and $0.3 million for the three and nine months ended December 31, 2008, respectively. For three and nine months ended December 31, 2009, amortization expense is included in cost of revenues, in the consolidated statements of operations. For the three months ended December 31, 2008, amortization expense of $77,000 and $11,000, is included in cost of revenues and sales and marketing expense, respectively, in the consolidated statements of operations. For the nine months ended December 31, 2008, amortization expense of $232,000 and $45,000, is included in cost of revenues and sales and marketing expense, respectively, in the consolidated statements of operations.

6.	Commitments and Contingencies

In the normal course of business, the Company may be involved in various claims, negotiations and legal actions; however, as of December 31, 2009, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

7.	Shareholders’ Deficit

During the nine months ended December 31, 2009, 75,000 restricted stock units vested pursuant to the vesting conditions of an outstanding restricted stock unit award. In connection with the vesting of the restricted stock units, the Company issued 45,000 shares. The remaining 30,000 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the award. A summary of the change in restricted stock unit awards during the nine months ended December 31, 2009 is as follows:

Number of shares
Unvested at March 31, 2009	150,000
Awarded	—
Vested	(75,000)
Forfeited	—

Unvested at December 31, 2009	75,000

8.	Segment Disclosures

Effective with the ColdSpark acquisition on May 13, 2009, the Company operates two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells the ColdSpark SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. The following table represents a summary of revenues, operating income or loss, and total assets for each reporting segment as of and for the three and nine months ended December 31, 2009 (in thousands):

	Three months ended December 31, 2009
	Storage Management	Message Management	Total
Revenues from external customers	$14,930	$269	$15,199
Net income (loss)	$1,703	$(1,094)	$609
Total assets	$29,077	$13,302	$42,379

	Nine months ended December 31, 2009
	Storage Management	Message Management	Total
Revenues from external customers	$46,457	$662	$47,119
Net income (loss)	$5,333	$(2,902)	$2,431
Total assets	$29,077	$13,302	$42,379

There were no inter-segment revenues during the three and nine months ended December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of data protection, retention and availability technologies that reduce storage management complexity. We develop, market, sell and support a portfolio of products sold globally under the NetVault brand name. Our products include award-winning Linux solutions, application-focused solutions to protect the Windows environment, and unique solutions to leverage emerging disk-based and virtual environments. Our products provide protection for the applications that drive the business computing environments such as Microsoft SQL Server, Oracle, Microsoft Exchange, MySQL, Lotus Notes and others. The object-oriented design of our products allows them to be flexibly installed in complex, multi-platform environments, providing users with a consistent look-and-feel across all platforms. The current NetVault portfolio of products provides customers with:

•	Enterprise data protection, including backup and recovery;

•	Long-term data retention capabilities;

•	Disaster recovery of data and systems, as well as application failover;

•	Global replication of data;

•	Storage resource management and reporting; and

•	Application resource reporting and discovery.

In May 2009, we acquired ColdSpark, Inc. (“ColdSpark”), a provider of enterprise email infrastructure solutions and platforms, for approximately $12.9 million, including cash payments of $8.1 million and the issuance of 18.2 million common shares to be paid out over three years. This new portfolio of solutions is part of the SparkEngine Mail Transport Platform and includes the SparkEngine, MailFusion and Compliance Catalyst families of products. The ColdSpark technology portfolio is designed to provide a unique set of technologies which help customers manage and control their email and messaging environment based upon pre-defined policies. These products are designed to provide the following benefits:

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

The following table summarizes consolidated revenues and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
Consolidated revenues, net	$15,199	$14,348	$47,119	$41,606
North America	4,976	5,518	17,362	16,025
As a percentage of consolidated revenues	33%	39%	37%	39%
Asia-Pacific	5,944	5,364	17,333	14,754
As a percentage of consolidated revenues	39%	37%	37%	35%
EMEA	4,279	3,466	12,424	10,827
As a percentage of consolidated revenues	28%	24%	26%	26%

In addition, we had consolidated deferred revenue balances as follows (in thousands):

	As of December 31, 2009	As of March 31, 2009
Consolidated deferred revenue	$91,201	$91,765

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we do business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and financial accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are presented on a net basis. We assess on a periodic basis the probability that our net deferred tax assets will be recovered. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, our ability to deduct tax loss carryforwards against future taxable income, and tax planning strategies among the various tax jurisdictions that we do business in when making this assessment. As of December 31, 2009 we have determined that it is not more likely than not that our deferred tax assets will be realized. Accordingly, we have recorded a valuation allowance for our net deferred tax assets and have not recorded a benefit for income taxes.

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

Effect of Recent Market Conditions, Uncertain Economic Environment and Recent Acquisitions on our Business

Our total revenues increased by $0.9 million, or 6%, during the three months ended December 31, 2009, and increased by $5.5 million, or 13%, during the nine months ended December 31, 2009. The increase in revenues during the three months ended December 31, 2009 was due to the amortization of prior period bookings. The increase in revenue during the nine months ended December 31, 2009 can be attributed to a $1.5 million arrangement with one of our OEM partners, which was recognized as revenue during the three months ended June 30, 2009, and to the amortization of prior period bookings, partially off-set by a decrease in amortization from current period bookings. During the three and nine months ended December 31, 2009, our consolidated bookings decreased $0.3 million, or 2%, and $1.5 million, or 3%, respectively, as compared to the three and nine months ended December 31, 2008. The decrease in bookings during the three and nine months ended December 31, 2009 is primarily due to a decrease in bookings in our North America region as a result of a decrease in the volume of new license bookings sold through our existing distribution channel.

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

While we expect the near term market conditions to be challenging, we believe the need for organizations to protect, recover, maintain and manage their data will require our current customers, as well as new customers, to invest in their infrastructure. As a result, we intend to continue to prudently invest in our business, through continued product development and sales and marketing efforts. The predictability of bookings for existing products remains uncertain due to the economic environment. Additionally, the predictability and growth of our message management pipeline is uncertain. Our message management business is characterized by large transactions and long sales cycles, which makes the timing of transactions difficult to predict. Therefore financial performance for fiscal 2010, and beyond, is difficult to predict, including whether and to what extent we achieve revenue or bookings growth and the extent of operating income. We estimate that total bookings for the fiscal year ending March 31, 2010 will range from $56.5 to $57.5 million.

Application of Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, valuation allowance for deferred tax assets and valuation of goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Message Management Division

Beginning May 13, 2009, our revenues include sales transactions of ColdSpark, which became a wholly-owned subsidiary of BakBone on this date. The revenues generated by ColdSpark are primarily from the sale of software licenses and professional services to large enterprise users. Revenues also include support services to our customers. We have established vendor specific objective evidence (“VSOE”) for the maintenance element of our contracts and as a result the fair value of the maintenance element is deferred and recognized ratably over the maintenance period. VSOE of fair value of the maintenance element of the arrangement is based upon the normal pricing and discounting practices for those services when sold separately. The remaining portion of the arrangement fee, which generally includes license and professional services, is recognized on a percent complete basis over the period the services are performed, generally two to nine months. We calculate the percentage of professional services completed at each reporting period, based upon the actual hours incurred to date as compared to the total estimated hours to complete the agreed upon professional services. Our arrangements generally include customer acceptance provisions, and as such, we assess whether revenue recognition should be deferred pending customer acceptance.

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

Results of Operations

Comparison of Results for the Three Months Ended December 31, 2009 and 2008

REVENUES—LICENSE AND SERVICE

We define bookings as the gross dollars invoiced through the sale of software licenses, maintenance contracts and professional services. We utilize bookings information as an operations measure, but it is not intended to replace U.S. GAAP accounting. Under the ratable revenue recognition method, license bookings are recognized as revenue over the appropriate period (generally three to five years). In general, variations in revenues period-over-period are affected by the amortization of current and prior period bookings. Accordingly, we believe that trends in current and historical bookings are key factors in analyzing our operating results.

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

The following summarizes license and service revenues by operating segment and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,
	2009	2008
Total License and Service revenues	$15,199	$14,348
Increase over same period of prior year	6%
Storage Management revenues	$14,930	$14,348
Increase over same period of prior year	4%
Message Management revenues	$269	—

Storage Management

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,
	2009	2008
North America	$3,634	$3,894
(Decrease) over same period of prior year	(7%)
Asia-Pacific	$5,562	$4,941
Increase over same period of prior year	13%
EMEA	$3,946	$2,861
Increase over same period of prior year	38%
Consolidated	$13,142	$11,696
Increase over same period of prior year	12%

VAR revenues in North America decreased $0.3 million, or 7%, to $3.6 million for the three months ended December 31, 2009 compared to $3.9 million for the three months ended December 31, 2008, primarily due to a decrease in license and maintenance bookings over the past two years.

VAR revenues in Asia-Pacific increased $0.6 million, or 13%, to $5.6 million for the three months ended December 31, 2009 compared to $4.9 million for the three months ended December 31, 2008, primarily due to increased license, maintenance, and maintenance renewal bookings in Japan in the current and prior periods.

VAR revenues in EMEA increased $1.1 million, or 38%, to $3.9 million for the three months ended December 31, 2009 compared to $2.9 million for the three months ended December 31, 2008. During the three months ended December 31, 2009, EMEA’s functional currency revenues increased approximately $0.6 million, or 23%, due to increased license and maintenance, and maintenance renewal bookings in current and prior periods. Additionally, during the three months ended December 31, 2009, the average British pound to U.S. dollar exchange rate increased 4% as compared to the three months ended December 31, 2008, causing an approximate increase of $0.4 million in our EMEA revenues as reported in U.S. dollars.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Three months ended December 31,
	2009	2008
North America	$2,994	$3,640
(Decrease) over same period of prior year	(18%)
Asia-Pacific	$4,866	$4,899
(Decrease) over same period of prior year	(1%)
EMEA	$5,514	$4,454
Increase over same period of prior year	24%
Consolidated	$13,374	$12,993
Increase over same period of prior year	3%

VAR bookings in North America decreased $0.6 million, or 18%, to $3.0 million for the three months ended December 31, 2009 from $3.6 million for the three months ended December 31, 2008, primarily due to a decrease in the volume of new license bookings sold through our existing distribution channels. During the three months ended December 31, 2009, maintenance renewal bookings remained consistent with the three months ended December 31, 2008.

VAR bookings in Asia-Pacific remained consistent at $4.9 million for both the three months ended December 31, 2009 and 2008. During the three months ended December 31, 2009, license and maintenance bookings in Japan increased, however, license and maintenance bookings in Korea, Australia and Malaysia decreased resulting in consistent bookings period over period.

VAR bookings in EMEA increased $1.1 million, or 24%, to $5.5 million for the three months ended December 31, 2009 from $4.5 million for the three months ended December 31, 2008. During the three months ended December 31, 2009, our EMEA functional currency license and maintenance and maintenance renewal bookings increased approximately $0.4 million, or 10%, as a result of growth in key markets such as Germany. Additionally, during the three months ended December 31, 2009, the average British pound to U.S. dollar exchange rate increased 4% as compared to the three months ended December 31, 2008, causing an approximate increase of $0.6 million in our EMEA bookings as reported in U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,
	2009	2008
North America	$1,073	$1,624
(Decrease) over same period of prior year	(34%)
Asia-Pacific	$381	$423
(Decrease) over same period of prior year	(10%)
EMEA	$334	$605
(Decrease) over same period of prior year	(45%)
Consolidated	$1,788	$2,652
(Decrease) over same period of prior year	(33%)

North America OEM revenues decreased $0.6 million, or 34%, to $1.1 million for the three months ended December 31, 2009 from $1.6 million for the three months ended December 31, 2008. The decrease in revenues is the result of a decrease in current and prior period OEM bookings.

Asia-Pacific OEM revenues decreased $42,000, or 10%, to $381,000 for the three months ended December 31, 2009 from $423,000 during the three months ended December 31, 2008, primarily due to a decrease in fiscal 2010 bookings. The decrease in current period bookings was partially off-set by the amortization of prior period bookings.

EMEA OEM revenues decreased $0.3 million, or 45%, to $0.3 million for the three months ended December 31, 2009 from $0.6 million for the three months ended December 31, 2008, primarily due to a decrease in fiscal 2010 bookings. The decrease in current period bookings was partially off-set by the amortization of prior period bookings.

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended December 31,
	2009	2008
North America	$909	$1,204
(Decrease) over same period of prior year	(25%)
Asia-Pacific	$293	$671
(Decrease) over same period of prior year	(56%)
EMEA	$248	$673
(Decrease) over same period of prior year	(63%)
Consolidated	$1,449	$2,548
(Decrease) over same period of prior year	(43%)

North America OEM bookings decreased $0.3 million, or 25%, to $0.9 million for the three months ended December 31, 2009 from $1.2 million for the three months ended December 31, 2008. During fiscal 2009, several of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for fiscal 2010. Additionally, we experienced a decrease in current period bookings related to four of our existing OEM partners, which was partially off-set by an increase in bookings from another one of our existing OEM partners.

Asia-Pacific OEM bookings decreased $0.4 million, or 56%, to $0.3 million for the three months ended December 31, 2009 from $0.7 million for the three months ended December 31, 2008, due to a decrease in bookings related to two of our existing OEM partners.

EMEA OEM bookings decreased $0.4 million, or 63%, to $0.2 million for the three months ended December 31, 2009 from $0.7 million for the three months ended December 31, 2008, due to a decrease in bookings related to two of our existing OEM partners.

Included below is a reconciliation of our Storage Management VAR and OEM bookings to the total Storage Management revenues recognized for the three months ended December 31, 2009 and 2008 (in thousands):

For the three months ended December 31, 2009	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the three months ended December 31, 2009	$13,374	$1,449	$14,823
Bookings deferred into subsequent periods	(12,629)	(1,416)	(14,045)

Revenues from bookings during the three months ended December 31, 2009	$745	$33	$778
Revenues sourced from prior period bookings:	12,397	1,755	14,152

Total revenues recognized in the three months ended December 31, 2009	$13,142	$1,788	$14,930

For the three months ended December 31, 2008	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the three months ended December 31, 2008	$12,993	$2,548	$15,541
Bookings deferred into subsequent periods	(12,373)	(1,900)	(14,273)

Revenues from bookings during the three months ended December 31, 2008	$620	$648	$1,268
Revenues sourced from prior period bookings:	11,076	2,004	13,080

Total revenues recognized in the three months ended December 31, 2008	$11,696	$2,652	$14,348

Message Management

On May 13, 2009, we acquired ColdSpark and from that date the wholly-owned subsidiary has operated as our Message Management division. During the three months ended December 31, 2009, the Message Management division generated $0.3 million and $0.4 million in revenue and bookings, respectively. Revenue related primarily to maintenance and service contracts while bookings related to license, maintenance and service contracts. During the third quarter of fiscal 2010, we entered into a contract with a current financial services customer, which included license, service and maintenance, and contributed to a significant portion of our bookings during the three months ended December 31, 2009. As we continue to expand the ColdSpark operations, we anticipate revenue and bookings growth in the Message Management division.

COST OF REVENUES

Cost of revenues decreased $0.2 million, or 9%, to $1.7 million for the three months ended December 31, 2009 from $1.8 million for the three months ended December 31, 2008. During the three months ended December 31, 2009, we allocated $0.4 million of payroll-related costs associated with our customer service group to research and development expense as certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during the three months ended December 31, 2008. This decrease was partially off-set by an increase in amortization expense as a result of the acquisition of ColdSpark and certain assets of Asempra. During the three months ended December 31, 2009, costs of revenues attributable to our Message Management division totaled approximately $58,000.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased by $0.4 million, or 6%, to $6.8 million for the three months ended December 31, 2009, from $6.5 million for the year ended December 31, 2008. During the three months ended December 31, 2009 we experienced an increase in marketing expenses of $0.2 million related to the release of our new products and an increase in training and recruiting costs of $0.2 million. These increases were partially off-set by a decrease in payroll related expenses of $0.4 million as a result of the November 2008 reduction in personnel. During the three months ended December 31, 2009, the Japanese yen to U.S. dollar exchange rate increased 7% while the British pound to the U.S. dollar exchange rate increased 4%, resulting in an approximate $0.2 million increase in our sales and marketing expenses as reported in U.S. dollars, which is included in the fluctuations discussed above. During the three months ended December 31, 2009, sales and marketing expenses attributable to our Message Management division totaled approximately $0.5 million and related primarily to payroll costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $0.5 million, or 18%, to $3.3 million for the three months ended December 31, 2009, from $2.8 million for the three months ended December 31, 2008. During the three months ended December 31, 2009, we experienced a $0.5 million decrease in outsourced research and development costs, which was partially off set by a $0.4 million increase in payroll costs related to the allocation of the customer service group costs which were previously reported as costs of revenues. During the three months ended December 31, 2009, certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during the three months ended December 31, 2008. We also experienced an additional increase in payroll costs of $0.3 million primarily related to the hiring of research and development personnel associated with our acquisition of Asempra. During the three months ended December 31, 2009, research and development expenses attributable to our Message Management division totaled approximately $0.5 million and related primarily to payroll costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $1.8 million, or 40%, to $2.6 million for the three months ended December 31, 2009, from $4.4 million for the three months ended December 31, 2008. The decrease was primarily attributable to a decrease of $1.4 million in professional service-related expenses as we incurred significant fees associated with the preparation and audits of our fiscal 2007 and 2008 financial statements during the three months ended December 31, 2008. Additionally, our payroll and employee related costs decreased $0.6 million as a result of fewer general and administrative personnel during the three months ended December 31, 2009. During the three months ended December 31, 2009, general and administrative expenses attributable to our Message Management division totaled approximately $0.2 million and related primarily to payroll and payroll-related costs.

INTEREST EXPENSE

During the three months ended December 31, 2009, we incurred $0.2 million in interest expense primarily related to the ColdSpark acquisition. As the consideration given to the ColdSpark shareholders will be paid over three years, we calculated the present value of the consideration payable to the ColdSpark shareholders as of the acquisition date, for both the cash payments and common shares to be issued, and recorded the applicable interest expense using the effective interest method. We anticipate the following amounts of non-cash interest expense related to the ColdSpark acquisition will be charged to earnings in each of the fiscal years, until the acquisition consideration is paid in full in fiscal 2013:

Year ended March 31,	Non-cash Interest Expense (in Thousands)
2010	$601
2011	586
2012	355
2013	64

FOREIGN EXCHANGE GAIN (LOSS), NET

During the three months ended December 31, 2009 we recorded net foreign exchange losses of $0.2 million as compared to net foreign exchange gains of $1.9 million during the three months ended December 31, 2008, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended December 31, 2009, our net foreign exchange losses related primarily to the weakening of the Japanese yen against the U.S. dollar on intercompany balances. During the three months ended December 31, 2008, we recorded significant foreign exchange gains, primarily related to the impact of the strengthening of the U.S. dollar and the Japanese yen against the British pound on intercompany balances.

PROVISION FOR INCOME TAXES

During the three months ended December 31, 2009 we recorded a net benefit from income taxes of $0.2 million. During the three months ended December 31, 2009, we recorded a tax benefit of $0.3 million related to the reversal of certain tax accruals as a result of the expiration of the related statute of limitations. The tax benefit was partially off-set by tax expense of $0.1 million, related primarily to taxes on income generated in certain foreign jurisdictions. During the three months ended December 31, 2008 we recorded a provision for income taxes of $0.1 million, related primarily to taxes on income generated in certain foreign jurisdictions.

Although we have generated consolidated pre-tax income during the three months ended December 31, 2009, we have incurred operating losses in all annual periods prior to the first quarter of fiscal 2010. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Comparison of Results for the Nine Months Ended December 31, 2009 and 2008

The following summarizes consolidated revenues and their percentage changes over the same period of the prior year (dollars in thousands):

	Nine months ended December 31,
	2009	2008
Consolidated revenues, net	$47,119	$41,606
Increase over same period of prior year	13%
License and Service revenues	$45,619	$41,606
Increase over same period of prior year	10%
Other revenues	$1,500	—

REVENUES—LICENSE AND SERVICE

The following summarizes license and service revenues by operating segment and their percentage changes over the same period of the prior year (dollars in thousands):

	Nine months ended December 31,
	2009	2008
Total License and Service revenues	$45,619	$41,606
Increase over same period of prior year	10%
Storage Management revenues	$44,957	$41,606
Increase over same period of prior year	8%
Message Management revenues	$662	—

Storage Management

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Nine months ended December 31,
	2009	2008
North America	$11,389	$11,359
Increase over same period of prior year	—%
Asia-Pacific	$16,117	$13,557
Increase over same period of prior year	19%
EMEA	$11,293	$9,418
Increase over same period of prior year	20%
Consolidated	$38,799	$34,334
Increase over same period of prior year	13%

VAR revenues in North America remained consistent at $11.4 million for the nine months ended December 31, 2009 and 2008. License and maintenance bookings have decreased over the past two years while maintenance renewal bookings have increased resulting in consistent revenues during the nine months ended December 31, 2009 and 2008.

VAR revenues in the Asia-Pacific region increased $2.6 million, or 19%, to $16.1 million for the nine months ended December 31, 2009 compared to $13.6 million for the nine months ended December 31, 2008. During the nine months ended December 31, 2009 our Asia-Pacific functional currency revenues increased $1.5 million, or 11%, due to increased license and maintenance, and maintenance renewal bookings in Japan in both current and prior periods. Additionally, during the nine months ended December 31, 2009, the average Japanese yen to U.S. dollar exchange rate increased 10% as compared to the nine months ended December 31, 2008, causing an approximate increase of $1.1 million in our Asia-Pacific revenues as reported in U.S. dollars.

VAR revenues in EMEA increased $1.9 million, or 20%, to $11.3 million for the nine months ended December 31, 2009 compared to $9.4 million for the nine months ended December 31, 2008. During the nine months ended December 31, 2009, EMEA’s functional currency revenues increased approximately $2.9 million, or 31%, due to increased license and maintenance, and maintenance renewal bookings in both current and prior periods. However, this increase was partially off-set by the weakening of the British pound against the U.S. dollar during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008. During the nine months ended December 31, 2009, the average British pound to U.S. dollar exchange rate decreased 11% as compared to the nine months ended December 31, 2008, causing an approximate decrease of $1.0 million in our EMEA revenues as reported in U.S. dollars.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Nine months ended December 31,
	2009	2008
North America	$8,744	$11,308
(Decrease) over same period of prior year	(23%)
Asia-Pacific	$14,087	$13,513
Increase over same period of prior year	4%
EMEA	$12,853	$12,379
Increase over same period of prior year	4%
Consolidated	$35,684	$37,200
(Decrease) over same period of prior year	(4%)

VAR bookings in North America decreased $2.6 million, or 23%, to $8.7 million for the nine months ended December 31, 2009 from $11.3 million for the nine months ended December 31, 2008, primarily due to a decrease in the volume of new license bookings sold through our existing distribution channels.

VAR bookings in Asia-Pacific increased $0.6 million, or 4%, to $14.1 million for the nine months ended December 31, 2009 from $13.5 million for the nine months ended December 31, 2008. The increase in bookings during the nine months ended December 31, 2009 is related primarily to the strengthening of the Japanese yen against the U.S. dollar as compared to the nine months ended December 31, 2008. During the nine months ended December 31, 2009, the average Japanese yen to U.S. dollar exchange rate increased 10% as compared to the nine months ended December 31, 2008 causing an approximate increase of $0.7 million in our Asia-Pacific bookings as reported in U.S. dollars. During the nine months ended December 31, 2009, our functional currency license and maintenance bookings remained consistent due to an increase in bookings in Japan, which were off-set by a decrease in bookings in Korea, Australia and Malaysia.

VAR bookings in EMEA increased $0.5 million, or 4%, to $12.9 million for the nine months ended December 31, 2009 from $12.4 million for the nine months ended December 31, 2008. During the nine months ended December 31, 2009, our functional currency license and maintenance, and maintenance renewal bookings increased approximately $1.7 million, or 13%, as a result of growth in key markets such as the United Kingdom. The increase in functional currency bookings was off-set by the weakening of the British pound against the U.S. dollar during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008. During the nine months ended December 31, 2009, the average British pound to U.S. dollar exchange rate decreased 11% as compared to the nine months ended December 31, 2008, causing an approximate decrease of $1.2 million in our EMEA bookings as reported in U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Nine months ended December 31,
	2009	2008
North America	$3,811	$4,666
(Decrease) over same period of prior year	(18%)
Asia-Pacific	$1,216	$1,197
Increase over same period of prior year	2%
EMEA	$1,131	$1,409
(Decrease) over same period of prior year	(20%)
Consolidated	$6,158	$7,272
(Decrease) over same period of prior year	(15%)

North America OEM revenues decreased $0.9 million, or 18%, to $3.8 million for the nine months ended December 31, 2009, from $4.7 million for the nine months ended December 31, 2008. The decrease in revenues is the result of a decrease in current period bookings partially off-set by the amortization of prior period bookings.

Asia-Pacific OEM revenues remained relatively consistent during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008. During the nine months ended December 31, 2009, current period bookings declined, while the amortization of prior period bookings increased, causing a slight increase in revenues during the nine months ended December 31, 2009.

EMEA OEM revenues decreased $0.3 million, or 20%, to $1.1 million for the nine months ended December 31, 2009, from $1.4 million for the three months ended December 31, 2008. The decrease in revenues is the result of a decrease in current period bookings, partially off-set by the amortization of prior period bookings.

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Nine months ended December 31,
	2009	2008
North America	$2,136	$3,419
(Decrease) over same period of prior year	(38%)
Asia-Pacific	$945	$1,545
(Decrease) over same period of prior year	(39%)
EMEA	$852	$1,680
(Decrease) over same period of prior year	(49%)
Consolidated	$3,933	$6,644
(Decrease) over same period of prior year	(41%)

North America OEM bookings decreased $1.3 million, or 38%, to $2.1 million for the nine months ended December 31, 2009, from $3.4 million for the nine months ended December 31, 2008. During fiscal 2009, several of our OEM arrangements terminated, thus resulting in a decline in OEM bookings during fiscal 2010. Additionally, we experienced a decrease in bookings related to four of our existing OEM partners, which were partially off-set by an increase in bookings related to another of our OEM partners.

Asia-Pacific OEM bookings decreased $0.6 million, or 39%, to $0.9 million for the nine months ended December 31, 2009, from $1.5 million for the nine months ended December 31, 2008. During fiscal 2009, one of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for fiscal 2010. Additionally, we experienced a decrease in bookings related to two of our existing OEM partners.

EMEA OEM bookings decreased $0.8 million, or 49%, to $0.9 million for the nine months ended December 31, 2009, from $1.7 million for the nine months ended December 31, 2008. During fiscal 2009, one of our OEM arrangements terminated, thus resulting in a decline in OEM bookings during fiscal 2010. Additionally, we experienced a decrease in bookings related to three of our existing OEM partners.

Included below is a reconciliation of our Storage Management VAR and OEM, bookings to the total revenues recognized for the nine months ended December 31, 2009 and 2008 (in thousands):

For the nine months ended December 31, 2009	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the nine months ended December 31, 2009	$35,684	$3,933	$39,617
Bookings deferred into subsequent periods	(28,597)	(3,139)	(31,736)

Revenues from fiscal 2010 bookings	$7,087	$794	$7,881
Revenues sourced from prior period bookings:	31,712	5,364	37,076

Total revenues recognized in the nine months ended December 31, 2009	$38,799	$6,158	$44,957

For the nine months ended December 31, 2008	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the nine months ended December 31, 2008	$37,200	$6,644	$43,844
Bookings deferred into subsequent periods	(30,581)	(4,885)	(35,466)

Revenues from fiscal 2009 bookings	$6,619	$1,759	$8,378
Revenues sourced from prior period bookings:	27,715	5,513	33,228

Total revenues recognized in the nine months ended December 31, 2008	$34,334	$7,272	$41,606

Message Management

On May 13, 2009, we acquired ColdSpark and from that date the wholly-owned subsidiary has operated as our Message Management division. From the acquisition date through December 31, 2009, the Message Management division generated $0.7 million and $1.3 million in revenue and bookings, respectively. Revenue related primarily to maintenance and service contracts while bookings included license, maintenance and service contracts. During the second quarter of fiscal 2010, we entered into a contract with a large state-based health care network which included license, service and three years of maintenance, which resulted in significant bookings during the period. Additionally, during the third quarter of fiscal 2010, we entered into a contract with one of our existing financial services customers which included additional license, service and maintenance, and resulted in significant bookings during the period. As we continue to integrate the ColdSpark operations, we anticipate revenue and bookings growth in our Message Management division for the foreseeable future.

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

COST OF REVENUES

Cost of revenues decreased $0.6 million, or 11%, to $4.9 million for the nine months ended December 31, 2009 from $5.5 million for the nine months ended December 31, 2008. During the nine months ended December 31, 2009, we allocated $1.1 million of payroll-related costs associated with our customer service group to research and development expense, thus causing a decrease in our costs of revenues as certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during the nine months ended December 31, 2008. This decrease was partially off-set by an increase in amortization expense as a result of the acquisition of ColdSpark and certain assets of Asempra. During the nine months ended December 31, 2009, costs of revenues attributable to our Message Management division totaled approximately $0.2 million.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $0.8 million, or 4%, to $20.0 million for the nine months ended December 31, 2009, from $20.8 million for the year ended December 31, 2008. During the nine months ended December 31, 2009 we experienced a decrease in payroll related expenses of $1.1 million and a decrease in travel-related costs of $0.5 million as a result of the November 2008 reduction in personnel. Additionally, during the nine months ended December 31, 2009, we experienced decrease in professional service-related expenses of $0.3 million. During the nine months ended December 31, 2009, the Japanese yen to U.S. dollar exchange rate increased 10% while the British pound to the U.S. dollar exchange rate decreased 11%, resulting in an approximate $0.5 million net decrease in our sales and marketing expenses as reported in U.S. dollars, which is included in the fluctuations discussed above. During the nine months ended December 31, 2009, sales and marketing expenses attributable to our Message Management division totaled approximately $1.1 million and related primarily to payroll costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased $0.9 million, or 10%, to $9.7 million for the nine months ended December 31, 2009, from $8.8 million for the nine months ended December 31, 2008. During the nine months ended December 31, 2009, we experienced a $1.5 million decrease in outsourced research and development costs, which was partially off-set by a $1.1 million increase in payroll costs related to the allocation of the customer service group costs which were previously reported as costs of revenues. During the nine months ended December 31, 2009, certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during the nine months ended December 31, 2008. We also experienced an additional increase of $0.4 million in payroll costs primarily related to hiring research and development personnel associated with our acquisition of certain assets from Asempra. During the nine months ended December 31, 2009, the British pound to U.S. dollar exchange rate decreased 11%, resulting in an approximate $0.3 million net decrease in our research and development expenses as reported in U.S. dollars, which is included in the fluctuations discussed above. During the nine months ended December 31, 2009, research and development expenses attributable to our Message Management division totaled approximately $1.2 million and related primarily to payroll costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $2.6 million, or 21%, to $9.7 million for the nine months ended December 31, 2009, from $12.4 million for the nine months ended December 31, 2008. The decrease was primarily attributable to a decrease of $2.5 million in professional service-related expenses as we incurred significant fees associated with the restatement of our historical financial statements and the preparation and audits of our fiscal 2007 and 2008 financial statements during the nine months ended December 31, 2008. Additionally, we had fewer general and administrative personnel which resulted in a decrease in payroll and employee related expenses of $1.3 million and a decrease in facility related expenses of $0.2 million. These decreases were partially off-set by $0.7 million in acquisition related costs for the acquisition of ColdSpark and certain assets of Asempra. During the nine months ended December 31, 2009 general and administrative expenses attributable to our Message Management division totaled approximately $0.7 million and related primarily to payroll and payroll-related costs.

INTEREST EXPENSE

During the nine months ended December 31, 2009, we incurred $0.6 million in interest expense related primarily to the ColdSpark acquisition. As the consideration given to the ColdSpark shareholders will be paid over three years, we calculated the present value of the consideration payable to the ColdSpark shareholders as of the acquisition date, for both the cash payments and common shares to be issued, and recorded the applicable interest expense using the effective interest method.

FOREIGN EXCHANGE GAIN (LOSS), NET

During the nine months ended December 31, 2009 and 2008, we recorded net foreign exchange gains of $42,000 and $1.5 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the nine months ended December 31, 2009, our net foreign exchange gains consisted of $0.5 million of foreign exchange gains related to the strengthening of the British pound and Japanese yen against the U.S. dollar on intercompany balances, offset by $0.4 million of foreign exchange losses related to U.S. dollar and Euro asset holdings in our EMEA region and our U.S. dollar asset holdings in our Asia-Pacific region. During the nine months ended December 31, 2008, our net foreign exchange gains consisted of $0.8 million of foreign exchange gains related to the strengthening of the U.S. dollar and Japanese yen against the British pound on intercompany balances and foreign exchange gains of $0.7 million related to non-functional currency asset and liability holdings in each of our operating regions.

PROVISION FOR INCOME TAXES

During the nine months ended December 31, 2009 we recorded a net benefit from income taxes of $0.2 million. During the nine months ended December 31, 2009, we recorded a tax benefit of $0.3 million related to the reversal of certain tax accruals as a result of the expiration of the related statute of limitations. The tax benefit was partially off-set by tax expense of $0.1 million related primarily to taxes on income generated in certain foreign jurisdictions. During the nine months ended December 31, 2008, we recorded a provision for income taxes of $0.2 million, related primarily to taxes on income generated in certain foreign jurisdictions.

Although we have generated consolidated pre-tax income during the nine months ended December 31, 2009, we have incurred operating losses in all annual periods prior to the first quarter of fiscal 2010. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

As of December 31, 2009, we had $5.7 million of cash and cash equivalents and $38.6 million in negative working capital, or $5.9 million in positive working capital after excluding the current portion of deferred revenue, as compared to $8.4 million of cash and cash equivalents and $34.2 million in negative working capital, or $9.9 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2009. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash used in operating activities was $1.7 million and $0.4 million during the nine months ended December 31, 2009 and 2008, respectively. During the nine months ended December 31, 2009, we used significant cash resources for acquisitions, including transaction costs for our acquisition of ColdSpark and certain assets of Asempra, as well as for the payroll and other operating costs associated with our acquired ColdSpark operations. During the nine months ended December 31, 2008 we used significant cash resources for the preparation and audits of our fiscal 2007 and 2008 financial statements, which was partially off-set by an increase in cash collections during the period as we experienced a higher percentage of bookings in the fourth quarter of fiscal 2008, which were subsequently collected during the nine months ended December 31, 2008.

Investing Activities

Net cash used in investing activities was $0.9 million and $0.7 million for the nine months ended December 31, 2009 and 2008, respectively. Capital expenditures were $0.3 million during the nine months ended December 31, 2009 compared to $0.9 million during the nine months ended December 31, 2008. During the nine months ended December 31, 2009, we paid $1.0 million to acquire ColdSpark and certain assets of Asempra, net of cash acquired. These cash outflows were off-set partially by the release of our restricted cash balances from the related escrow accounts of $0.3 million and $0.2 million during the nine months ended December 31, 2009 and 2008, respectively.

Financing Activities

During the nine months ended December 31, 2009 and 2008, net cash used in financing activities of $0.7 million and $0.6 million, respectively, consisting of payments on capital lease and long term debt obligations.

Factors That May Affect Future Financial Condition and Liquidity

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt, and operating and capital leases, all of which are currently expected to be funded through existing working capital. Aside from these recurring operating expenses, we expect to incur approximately $0.2 million in capital expenditures during the remainder of fiscal 2010.

In connection with the acquisition of ColdSpark in May of 2009, we are required to pay aggregate consideration of $8.1 million and issue up to 18.2 million common shares. The aggregate consideration included an initial cash payment of $1.5 million and issuance of 9.1 million common shares, and provided for $750,000 of the initial cash payment to be paid thirteen months after the closing date along with interest as specified in the merger agreement. At closing we paid $750,000 to the shareholders of ColdSpark and deferred the remaining $750,000.

As of December 31, 2009, we are obligated to make cash payments totaling $7.4 million and issue up to 9.1 million shares to the shareholders of ColdSpark. The payments and share issuances are scheduled as follows:

(in thousands)
Payment Type	Due Date	Cash	Common Shares
Deferred initial payment	June 2010	$750	—
Interest on deferred payment	June 2010	65	—
Second payment (1)	June 2010	1,500	3,488
Third payment (1)	June 2011	1,500	3,489
Fourth payment	June 2012	3,625	2,075

Total		$7,440	9,052

(1)	The merger agreement allows for us, at our discretion, to defer all or a portion of the cash amounts payable in June 2010 and 2011 by issuing a number of common shares equal to the deferred amount, provided that we pay interest on any deferred cash payments.

During the nine months ended December 31, 2009, we experienced a decrease in bookings as a result of weak economic and industry conditions as well as other financial and business factors, many of which are beyond our control. In addition, our acquisition of ColdSpark and certain assets of Asempra have resulted and may continue to result in additional costs associated with acquiring, integrating and developing the businesses and related products. We have taken measures to reduce our operating costs; however, our cash balance has decreased since the beginning of the fiscal year and we expect our cash balance to vary based on the timing of the growth in our bookings, our operating costs and the timing of the cash payments related to the ColdSpark acquisition. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations. Due to the tightening that has occurred in the credit markets, general economic conditions, our previous SEC filing delinquencies, the existence of material weaknesses in our internal controls over financial reporting and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K.

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

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 63% and 61% of our total revenue for each of the nine months ended December 31, 2009 and 2008, respectively. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2009. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective because of the existence of unremediated material weaknesses, as described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Changes in Internal Control over Financial Reporting

During the first three quarters of fiscal 2010 we have continued to implement remediation measures in response to the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. These remediation measures include enhancing and implementing controls over communication of corporate and accounting policies, the review of key spreadsheets, and billing, collecting and remitting sales taxes on software licenses and related maintenance contracts. As of the date of this Quarterly Report, our remediation efforts continue related to each of the material weaknesses reported in our Annual Report on Form 10-K for the year ended March 31, 2009. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. We expect our material weaknesses to be remediated by the end of fiscal 2010.

Other than our ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the first three quarters of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred operating and net losses since the inception of our operations in March 2000. During the nine months ended December 31, 2009, we generated net income of $2.4 million. However, our net losses were $5.5 million and $8.1 million for the years ended March 31, 2009 and 2008, respectively. As of December 31, 2009, our accumulated deficit was $230.2 million. We may not be able to achieve positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We intend to finance our operations and any growth of our business with existing cash and any cash flow from operations. Due to the costs of acquiring, integrating and further developing our ColdSpark business, our cash balance has decreased since the beginning of the fiscal year. We expect our cash balance to vary based on the timing of the growth in our bookings, our operating costs and the timing of the cash portion of the payments related to the ColdSpark transaction. In June 2010 we are obligated to make a minimum cash payment of $815,000 to the shareholders of ColdSpark. We believe that our existing cash and anticipated net cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months from the date of the filing of this Quarterly Report. However, if the costs associated with integrating and further developing our ColdSpark business exceed our current projections or if adverse global economic conditions persist or worsen, we could experience an additional decrease in cash from operations and we may be required to obtain additional financing in order to fund our continued operations. Due to the existing uncertainty in the equity markets including debt, private equity and venture capital and traditional bank lending markets, as well as the existence of material weaknesses in our internal controls over financial reporting, access to additional debt or equity may not be available to us on acceptable terms or at all. If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance our products and services, execute our business plan including the integration of our ColdSpark business, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it would increase our leverage relative to our results of operations or to our equity capitalization.

Recent acquisitions and potential future acquisitions could adversely affect our ongoing operations.

In May 2009, we acquired ColdSpark, Inc. and certain assets of Asempra. We may in the future make further acquisitions or investments in companies, products or technologies that we believe complement or expand our existing business and assist us in quickly bringing new products to market. However, we have limited experience in making acquisitions and investments. As a result, our ability to identify and evaluate prospects, complete acquisitions and properly manage the integration of businesses is relatively unproven. Failure to properly evaluate and execute acquisitions or investments or to integrate completed acquisitions may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Any acquired businesses, products or technologies may not generate sufficient revenue and cash flows to offset the associated costs of such acquisitions. In addition, such acquisitions could result in other adverse effects. For example, the acquired company is subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could have a material adverse effect on our operating results. Moreover, from time to time, we may enter into negotiations for the acquisition of businesses, products or technologies but be unable or unwilling to consummate the acquisitions under consideration. This could cause significant diversion of managerial attention and resources.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or to prevent fraud.

As described in Item 4T of Part I of this Quarterly Report and Item 9A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, we have in the past identified material weaknesses in our internal controls and procedures, including in connection with the preparation of our financial statements for the period ended December 31, 2009. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the period. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date or any future measures may not remediate the material weaknesses discussed in this Quarterly Report as we expect.

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

Our future revenues depend upon continued market acceptance of our NetVault product portfolio and market acceptance of our message management product portfolio.

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

In May 2009 we acquired ColdSpark, Inc. and the products we obtained as part of this acquisition are included in our message management division. The growth of our future revenues is dependent on the market acceptance of these new products and our ability to grow the revenue from our message management products. If the market does not accept these products, the growth of our revenues could be hindered and this would negatively affect our results of operations, financial condition and cash flows. Factors that may affect the market acceptance of our message management products include the performance, price and total cost of ownership of our products, and the availability, functionality and price of competing products and technologies. Many of these factors are beyond our control.

We are dependent on certain key customers.

During the three and nine months ended December 31, 2009, we had no customers that comprised 10% or more of our consolidated revenues. However, we have derived, and may continue to derive, a significant portion of our revenues from a limited number of OEM customers. If any of our largest OEM customers were to reduce purchases from us or we are unable to attract new OEM customers, our business would be adversely affected. For example, during fiscal 2009, several of our OEM arrangements terminated, resulting in a significant decline in OEM bookings for fiscal 2010. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues, results of operations, financial condition and cash flows.

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

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States and to continue to take advantage of lower costs associated with software development outside the United States. As of January 29, 2009, we had 91 employees in Europe, the Middle East and Africa (“EMEA”) and 70 employees in the Asia-Pacific region out of 300 total employees. Our foreign operations and revenues are subject to a number of risks, including:

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

In addition, our message management business typically involves long sales cycles and large transactions, and our operating results could vary significantly from period to period. Any deterioration in our operating results, including fluctuations based on any shortfalls in bookings or revenues, could cause the market price of our stock to fall substantially. If our operating results are below the expectations of securities analysts or investors, the market price of our common stock may fall abruptly and significantly.

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

BAKBONE SOFTWARE INCORPORATED

DATE: February 10, 2010	/s/ JAMES R. JOHNSON
James R. Johnson
President and Chief Executive Officer (Principal Executive Officer)

DATE: February 10, 2010	/s/ STEVE R. MARTIN
Steve R. Martin
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)