Form 10-K
period 2010-03-31
BAKBONE SOFTWARE INC
filed 2010-06-25
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant as of September 30, 2009, based upon the closing sale price of the registrant’s common shares on September 30, 2009 as reported on the OTC Bulletin Board was $37,108,015. This number excludes common shares held by executive officers and directors. This calculation does not reflect a determination that such persons are affiliates for any other purposes.

As of June 11, 2010, there were 77,686,824 shares of the registrant’s common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) or portions of the registrant’s Form 10-K/A, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Report. Such Proxy Statement or Form 10-K/A will be filed with the Commission no later than 120 days after the conclusion of the registrant’s fiscal year ended March 31, 2010.

BAKBONE SOFTWARE INCORPORATED

Form 10-K

For the Fiscal Year Ended March 31, 2010

TRADEMARKS AND TRADE NAMES

BakBone® , BakBone Software®, NetVault®, Application Plugin Module™, BakBone logo®, Integrated Data Protection™, NetVault: SmartDisk™ and FASTRecover are our trademarks or registered trademarks, trade names or service marks. Each trademark, trade name or service mark of another company appearing in this Annual Report belongs to its holder, and does not belong to us.

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

Organization

We are currently incorporated under the federal jurisdiction of Canada. We commenced operating as BakBone Software Incorporated in March 2000. Effective with the closing of our Message Management segment in May 2010, we operate in one reporting segment, Storage Management. We have operations in three primary geographic regions: North America; Asia-Pacific; and Europe, Middle East and Africa (“EMEA”). Our data protection, or NetVault, products are sold and marketed under the BakBone name with focused sales channels, marketing activities and development resources responsible for these solutions. Our message management solutions were marketed and sold under the ColdSpark name with focused resources to sell, market and develop messaging solutions. See additional information regarding segment reporting information in Note 11 “Segment Information” to our consolidated financial statements.

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

Industry Background and Market Trends

We believe the data protection market is large and growing, and that our software is appealing to a broad range of businesses and organizations. We believe that the growth in this market, driven by the expansion of data, will be augmented by the following factors:

•	The convergence of data, voice and video in the telecommunications and cable industries driven by a need to rapidly expand their infrastructures and provide additional services to their customer base;

•	Dependence on the availability and security of online systems;

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

Open source technologies continue to gain momentum as a viable backbone for core computing requirements, resulting in increased popularity of Linux worldwide. International Data Corporation (“IDC”) projects a compound annual growth rate (“CAGR”) of 22.3% in storage software spending for Linux and other open source platforms from 2008 to 2013, with the market in 2013 projected to be $1.17 billion worldwide. In its March 2009 survey titled Linux Adoption in a Global Recession, IDC found that 48% of respondents planned to accelerate their deployment of Linux due to the current economic climate. In addition, according to IDC, server virtualization adoption has helped drive increased adoption of Linux. Linux is rapidly becoming the operating system of choice for many cloud providers and independent software vendors and there is growing acceptance of open source technologies within enterprise environments. Robust data protection solutions that are designed for these environments continue to be a requirement of the new enterprises worldwide.

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

In the past, many customers looked at data protection as just the ability to keep a copy of files that could be recovered if data was lost. Market trends have forced today’s companies to become more sophisticated in developing and deploying their data protection strategies. Customers are more focused on minimizing the amount of time that it takes to recover lost data and the amount of data that could be potentially lost as part of a failure.

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

Our Business Strategy: Integrated Data Protection

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

Additionally, we expect that the integrated NetVault: SmartDisk platform will provide application receiver and presentation modules for select third party data protection applications. This would allow users to leverage NetVault: SmartDisk’s common services on data generated from these applications alongside the data generated by their BakBone applications. This common repository would provide a centralized storage repository from which users will be able to manage data. The first of the new “SmartDisk enabled” products was made available in the fall of 2009.

The integrated data protection and “SmartDisk enabled” product offerings are being designed to provide the following benefits for our customers:

•

Centralized data protection operations. The NetVault: SmartDisk platform is designed to enable a centralized point of data management through a common set of services and policies that can be applied to data that is generated from BakBone and select third party applications, greatly improving users’ ability to manage data for compliance, availability and retention globally. We believe this approach will enable users to manage data more centrally, significantly reducing operational costs.

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

Our Products

The NetVault product portfolio is comprised of four product families that help deliver holistic data protection capabilities. We believe our future success will depend on our ability to continue to enhance our current product offerings and to develop and introduce new products and offerings within our Integrated Data Protection strategy that keep pace with competitive and technological advances.

Backup and Recovery

NetVault: Backup Family

NetVault® : Backup (NVBU). For data protection, disaster recovery and business continuity, the NetVault: Backup product line provides enterprise-class data protection for complex heterogeneous IT environments, regardless of size. NetVault: Backup’s flexible, modular architecture delivers proven reliability and high-performance, with a multitude of features designed to meet current and future data protection needs. This unique flexibility reduces deployment costs and total cost of ownership, by enabling customers to implement a NetVault: Backup solution that matches their current system and network resources. The NetVault: Backup optional components include NetVault: Backup Application Plugin Modules, NetVault: Backup Shared Virtual Disk and NetVault: Backup SmartClients™.

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

SmartDisk

NetVault: SmartDisk (NVSD) offers tight integration with NetVault: Backup to take disk-based backup and data deduplication to new levels of cost savings with a state of the art capability to squeeze more data on disk while driving expenses down further by not requiring specific types of storage drives or appliances. NVSD has a powerful software data deduplication option which reduces storage costs by packing up to 12 times more protected data into the same storage area for a 92% reduction in storage footprint. NVSD post process deduplication can be scheduled outside the backup window to shrink backup windows with no additional impact on protected server resources. Integration with NetVault: Backup’s job-level deduplication and encryption allows users to separate deduplicated from non-deduplicated data to improve performance. This also means primary copies may be deduplicated for cost savings, while secondary copies may be encrypted for compliance.

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

•

Global coverage. Our support infrastructure includes support centers in San Diego, California, Poole, United Kingdom and Tokyo, Japan. From these centers, local support resources can provide our customers with around the clock global support. We have designed our support infrastructure to automate the communications and handoffs seamlessly between support centers and are able to scale with the global requirements of our customers.

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

Distributors, Value-Added Resellers and Systems Integrators. We distribute our products to end users primarily through a multi-tiered global network of resellers that include value-added resellers and value-added distributors. We have an extensive network of resellers and distributors in North America, Asia-Pacific and EMEA. Our partnerships with resellers and distributors allow our products to reach end users that we would not otherwise have the resources to identify. The reseller and distributor partnerships are the primary means by which our products are sold, and the majority of our revenue is derived from our relationships with these resellers and distributors. We continually seek to partner with the premier resellers and distributors available in our three geographic regions; our strategy going forward is to expand and improve the quality of our reseller and distributor partnerships. As of March 31, 2010, we had over 600 reseller partners and systems integrators distributing our software worldwide.

Original Equipment Manufacturers (OEMs). We focus on the development and growth of our major OEM and strategic partner relationships. We work closely with our OEM and strategic partners to define product needs, conduct on-site testing and provide engineering and field application engineering support. We have derived, and believe we will continue to derive, a significant portion of our revenues from a limited number of customers. We believe that our solutions complement and expand the solutions provided by our OEMs and strategic partners. In addition to maintaining and expanding our existing relationships, our strategy is to grow our business by adding new partners.

Sales and Marketing

Our sales and marketing strategy is focused on licensing our products and providing services to enterprise businesses and organizations through a combination of software, post-contract support and professional services. We generally offer non-exclusive, perpetual software licenses through our channel partners to end users. Maintenance contracts generally cover a period of one year. After contract expiration, our customers have the ability to purchase maintenance contract renewals, which generally cover a period of one year. Our product is used by end user customers in a wide variety of industries, businesses, governments and applications. Our end user customers include, among others, financial service providers, retailers, insurance companies, Internet service providers, law firms, educational institutions, science and biotech organizations, healthcare institutions, and domestic and international government agencies.

As a global provider of solutions, we have an established worldwide distribution network to sell our data protection and availability solutions to large enterprises, small and mid-tier enterprises, government agencies and service providers, both directly through our sales teams and indirectly through our global network of more than 600 value added resellers and system integrators. Our global sales force and focused channel marketing activities enable and assist partners in the marketing and sales of our solutions. We also sell our solutions through our OEM and strategic partners, which include Teradata (formerly NCR), Apple, Fujitsu and Hitachi Ltd.

Research and Development

Our industry is subject to rapid technological advancements, changes in customer requirements, developing industry standards and new product introductions and enhancements. As a result, our success depends, in part, on our ability to continue to improve our software solution in a cost-effective and timely manner to address emerging customer and market needs. Product development activities occur primarily in our San Diego,

California, Santa Clara, California, Poole, UK and Novosibirsk, Russia locations. We also conduct development activities in Tokyo, Japan that are focused on adapting our software for use in the Asia-Pacific region.

Our research and development expenditures in fiscal 2010 and 2009 totaled $13.2 million and $11.2 million, respectively. We focus our current research and development efforts on new features and functionality for our entire line of products to address new market opportunities and to meet changing customer needs. These projects include the continued introduction of new application plugin modules, improvements in performance and functionality product adaptations to meet the needs of new hardware offerings entering the market and the integration of new technologies to address the evolving data protection marketplace. As of June 11, 2010 we directly employed 58 in-house research and development resources. We anticipate we will have significant future research and development expenses in order to continue to provide high quality products that enable us to maintain and enhance our competitive position while increasing market share.

Intellectual Property

Our software products rely on our internally-developed intellectual property and other proprietary rights. We rely primarily on a combination of our patents, trademarks and copyrights together with trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property and other proprietary rights. In addition, we have filed for patent protection in several jurisdictions including the United States, the European Union and Japan. As of June 11, 2010, we have 28 patents pending, 13 issued patents and registered trademarks for the marks BakBone®, BakBone Software®, NetVault, BakBone Logo, Asempra, ColdSpark, ColdSpark MTR, and SparkEngine®. We license our software products primarily under shrink wrap licenses that are included as part of the product packaging. Shrink wrap licenses are not negotiated with or signed by individual customers, and purport to take effect upon the opening of the product package or use of the software license key. The legal enforceability of shrink wrap licenses is uncertain in many jurisdictions, including some of the foreign countries in which we sell our products. We also enter into confidentiality agreements with our employees and technical consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing the unauthorized use of our products is difficult and we are unable to determine the extent to which piracy of our software products exists. In addition, the laws of some foreign countries, including those in which we sell our products, do not protect our proprietary rights as fully as do the laws of the United States.

Competition

As a company, we face a broad number of competitors that vary from opportunity to opportunity, often times driven by specific requirements.

The storage management and data protection software market is intensely competitive. This market is characterized by rapidly changing technology and evolving standards. We have a number of competitors that vary in size and scope and breadth of products offered. Many of our competitors have greater financial resources than we do in the areas of sales, marketing, branding and product development and we expect to face additional competition from these competitors in the future. Our current competitors include, but are not limited to, Symantec Corporation, EMC Corporation, IBM’s Tivoli division, CA, Inc. (formerly Computer Associates) and CommVault Systems, Inc. Some of these companies compete against us by offering a full suite of storage management tools, including software that addresses data protection. We also face competition from a number of smaller companies who, like us, focus solely or primarily on the data protection software market. Furthermore, our OEM partners, who do not currently compete with us, could decide to compete with us by offering their own data protection solutions that exclude our software. In addition, other storage equipment vendors may enter our market either through acquisition of competing technologies or products, or through development of their own data protection software solutions. Although many of our competitors have significantly more financial and technical resources than we do, we believe we compete favorably based on the technical strengths of our product offering relative to our competitors.

Seasonality

Historically our business results have generally been weakest in our first fiscal quarter and the strongest in our third fiscal quarter. Our other two fiscal quarters have not shown any consistent performance trends relative to one another.

Employees

As of June 11, 2010, we had 241 employees, including 58 in research and development, 108 in sales and marketing, 45 in customer support, and 30 in general administration. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Our business could continue to be harmed by the weak general economic and market conditions that lead to reduced spending on information technology products.

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions. General economic conditions during the calendar years 2008 and 2009 caused our customers to delay or reduce information technology purchases. If economic activity in the United States and other countries remains slow, customers may continue to delay or further reduce information technology purchases. This could result in additional reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end user market could negatively affect the cash flow of our resellers and customers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows. Also, if our resellers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end users to purchase our product from other resellers or directly from us, our sales could decline significantly. Any of these events would likely harm our business, results of operations and financial condition.

We have incurred substantial net losses since inception, and we may not be able to achieve or maintain profitability or positive cash flow.

We have incurred operating and net losses since the inception of our operations in March 2000. Our net losses were $9.8 million and $5.5 million for the years ended March 31, 2010 and 2009, respectively. As of March 31, 2010, our accumulated deficit was $242.4 million. We may not be able to achieve positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our future capital needs are uncertain and our ability to access additional financing may be negatively impacted by the volatility and disruption of the capital and credit markets and adverse changes in the global economy.

Our capital requirements in the future will depend on many factors, including:

•	acceptance of and demand for our software products;

•	the costs associated with integrating and developing acquired products and businesses;

•	the extent to which we invest in new technology and product development;

•	the costs of developing new products, services or technologies; and

•	the costs associated with the growth of our business, if any.

We intend to finance our operations and any growth of our business with existing cash and any cash flow from operations. We expect our cash balance to vary based on our bookings, disposal costs related to ColdSpark, core operating costs and the timing of any payments related to the ColdSpark transaction. We believe that our existing cash and anticipated net cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months from the date of the filing of this Annual Report. However, if the costs associated with closing our ColdSpark operations exceed our current projections, we are faced with unexpected legal costs associated with exiting the ColdSpark business or adverse global economic conditions persist or worsen, we could experience an additional decrease in cash from operations and we may be required to obtain additional financing in order to fund our continued operations. Due to the existing uncertainty in the equity markets including debt, private equity and venture capital and traditional bank lending markets, access to additional debt or equity may not be available to us on acceptable terms or at all. If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it would increase our leverage relative to our results of operations or to our equity capitalization.

Our acquisition of ColdSpark and subsequent exiting of the ColdSpark Message Management business have had and could continue to have an adverse affect on our financial condition.

In May 2010, we announced that we intended to exit our ColdSpark Message Management business, which we acquired in connection with our acquisition of ColdSpark, Inc. in May 2009. We have incurred significant costs in connection with acquiring, integrating and further developing the ColdSpark Message Management business, which, among other things, has resulted in a decrease in our cash balance since the completion of the acquisition. We have recorded an impairment charge in the fourth quarter of fiscal 2010 of approximately $12.6 million, which reduces the current carrying value of the business to its estimated fair value as of March 31, 2010. We expect to make cash payments of approximately $0.5 million in connection with the closing of the Message Management business. However, these costs could be higher than estimated if we were to incur unexpected costs related to the transition of our existing Message Management customers or legal or other costs. In addition, the closing of our Message Management business has required, and may continue to require, significant attention from senior management.

We may also continue to incur significant costs related to our acquisition of ColdSpark. We are currently disputing our obligation to make certain future cash and share payments to the former stockholders of ColdSpark pursuant to the terms of the merger agreement with the ColdSpark stockholders. However, if it were determined that we are obligated to make all of such payments under the provisions of the merger agreement, the agreement requires us to make cash payments of (i) $815,000 in June 2010 for a previously deferred initial cash payment, (ii) $1.5 million due in June 2010, (iii) $1.5 million due in June 2011, and (iv) $3.6 million due in June 2012. Under the terms of the merger agreement payments of a portion of the amounts identified in (ii) and (iii) above may be deferred by issuing our common shares equal to the deferred amount plus interest on any deferred payment and we have in fact elected to defer the payment in (ii) above, as further described in the liquidity and capital resources section of Item 7 of this Annual Report. However, under the terms of the merger agreement, we are still obligated to make these cash payments to the former ColdSpark stockholders on a deferred basis. We would also be required to issue approximately 9.1 million common shares to the former ColdSpark stockholders. Making the above cash payments would have a significant impact on our cash balances and working capital. We may not have sufficient cash available to make the cash payments and additional financing may not be available to us on favorable terms or at all. In addition, any share issuances would result in significant dilution to our shareholders. Our dispute with the former ColdSpark stockholders could also result in significant legal and other expenses and cause diversion of management attention and resources from the operation of our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our common shares could be negatively affected. In connection with the audits of our financial statements for the fiscal years ended March 31, 2006, 2007, 2008 and 2009, we identified material weaknesses in our internal controls as further described in our Annual Reports on Form 10-K for those fiscal years. We have implemented actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations, and our management has concluded that there are no material weaknesses in our internal control over financial reporting as of March 31, 2010. However, our internal control over financial reporting is not required to be and has not been audited by our independent registered public accounting firm. In addition, our controls over financial processes and reporting may not be effective in the future and additional material weaknesses or significant deficiencies in our internal controls may not be discovered or remediated in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We are dependent on certain key customers.

During the year ended March 31, 2010, we had no customers that comprised 10% or more of our consolidated revenues. However, we have derived, and may continue to derive, a significant portion of our revenues from a limited number of OEM customers. If any of our largest OEM customers were to reduce purchases from us or we are unable to attract new OEM customers, our business would be adversely affected. For example, during fiscal 2009, several of our OEM arrangements terminated, resulting in a significant decline in OEM bookings for fiscal 2010. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues, results of operations, financial condition and cash flows.

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

Our proprietary technologies are crucial to our success and ability to compete. We rely primarily on a combination of patents, copyrights, trade secret laws, contractual provisions and trademarks to establish and protect our intellectual property rights in our proprietary technologies. Sometimes our products are licensed under “shrink wrap” license agreements that do not require a physical signature by the end user licensee and therefore may be unenforceable under the laws of some jurisdictions. We presently have five patents issued and we continually invest resources to gain additional patent protection for our proprietary technology. We may not be issued additional patents in the future, and the benefit we may derive from any patents, if and when issued, may equal or exceed the costs of obtaining such patents.

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

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States and to continue to take advantage of lower costs associated with software development outside the United States. As of June 11, 2010, we had 80 employees in Europe, the Middle East and Africa (“EMEA”) and 66 employees in the Asia-Pacific region out of 241 total employees. Our foreign operations and revenues are subject to a number of risks, including:

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

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Despite our efforts to test our products, we may experience significant errors or failures in our products, or software may not work with other hardware or software as expected, which could delay the development or release of new products or new versions of our products and adversely affect market acceptance of our products. End user customers use our products for applications that are critical to their businesses, and they have a greater sensitivity to product defects than the market for other software products generally. Our end users and distribution partners may claim that we are responsible for damages to the extent they are harmed by any failure of our products.

If we were to experience significant delays in the release of new products or new versions of our products, or if customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs, and our business, results of operations, financial condition and cash flows could be adversely affected.

Our success depends on hiring and retaining key personnel, including our executive officers and other qualified employees.

We have experienced significant changes in our senior management team within the past few months. James Johnson, our former Chief Executive Officer, and Ken Horner, our former Senior Vice President, Corporate Development and Strategy, are no longer employed by us, and our Chief Financial Officer, Steve Martin, is currently operating as our Interim Chief Executive Officer. These management transitions and uncertainties have resulted, and could continue to result, in further disruption of our business.

Our future growth and success depends on the continued contributions of our senior management, as well as our ability to hire and retain key management, engineering, sales and marketing and operations personnel as needed. If we are unable to hire and retain qualified employees, our business and operating results may be adversely affected. We need to hire and retain qualified personnel to meet customer demand for our products and services and develop new products and services, and we may not be able to do so. All of our employees are free to terminate their employment with us at any time. Competition for people with the skills we require is intense, particularly in the San Diego area where our headquarters are located, and the high cost of living in this area makes our recruiting and compensation costs higher. As a result, we expect to continue to experience increases in compensation costs.

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

Potential future acquisitions could adversely affect our ongoing operations.

Although we do not have any current plans to make material acquisitions, we may in the future make further acquisitions or investments in companies, products or technologies that we believe complement or expand our existing business and assist us in quickly bringing new products to market. However, we have limited experience in making acquisitions and investments. As a result, our ability to identify and evaluate prospects, complete acquisitions and properly manage the integration of businesses is relatively unproven. Failure to properly evaluate and execute acquisitions or investments or to integrate completed acquisitions may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Any acquired businesses, products or technologies may not generate sufficient revenue and cash flows to offset the associated costs of such acquisitions. In addition, such acquisitions could result in other adverse effects. For example, if the acquisition resulted in goodwill, the company is subject to annual review for goodwill impairment. If impairment testing indicates that the carrying value of a reporting unit exceeds its fair value, the goodwill of the reporting unit is deemed impaired. Accordingly, an impairment charge would be recognized for that reporting unit in the period identified, which could have a material adverse effect on our operating results. Moreover, from time to time, we may enter into negotiations for the acquisition of businesses, products or technologies but be unable or unwilling to consummate the acquisitions under consideration. This could cause significant diversion of managerial attention and resources.

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

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, we may in the future be subject to class actions, other securities litigation or other proceedings or actions arising in relation to the restatement of our prior period financial statements or related to our past or future acquisition activities. Litigation and any potential regulatory proceeding or action may be time consuming, expensive and distracting from the conduct of our business, and the outcome of litigation and any potential regulatory proceeding or action is difficult to predict. The adverse resolution of any specific lawsuit or any potential regulatory proceeding or action could have a material adverse effect on our business, results of operations and financial condition. To the extent expenses incurred in connection with litigation or any potential regulatory proceeding or action (which may include substantial fees of attorneys and other professional advisers and potential obligations to indemnify officers and directors who may be parties to such actions) are not covered by available insurance, such expenses could adversely affect our business, results of operations, financial condition and cash flows.

There is a limited market for our common shares and selling our shares may be difficult.

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

Our share price is volatile and your investment could decline in value.

Our stock price has fluctuated significantly in the past and is likely to continue to fluctuate significantly, making it difficult to resell shares when investors want to at prices they find attractive. General economic, political and stock market conditions may affect the market price of our common shares, and may cause our share price to fluctuate in ways unrelated or disproportionate to our operating performance. Factors affecting the trading price of our common shares could include:

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

We currently lease 22,600 square feet in San Diego, California, for our corporate headquarters and our North American sales and development facility. We also lease 5,900 square feet in Poole, United Kingdom, for our EMEA development facility, 6,465 square feet in Reading, United Kingdom, for our EMEA sales and operations facility and 6,400 square feet in Tokyo, Japan, for our Asia-Pacific sales and operations facility. In addition to these facilities, we also lease several small sales offices throughout the world. We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

At June 11, 2010, there were no material pending legal proceedings to which we were a party or any of our property was subject. From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results or cash flows.

Item 4.	(Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 27, 2009, our common shares began to trade on the Over-the-Counter Bulletin Board, or OTCBB. Beginning in February 2005, our common shares were traded on the Pink Sheets, following our delisting from the OTCBB for failure to timely file our periodic reports with the SEC.

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

The following table sets forth the high and low sales prices of our common shares during the years ended March 31:

		(U.S. $)
		High	Low
2010	Fourth Quarter	$0.45	$0.32
	Third Quarter	0.57	0.32
	Second Quarter	0.55	0.29
	First Quarter	0.52	0.36

2009	Fourth Quarter	$0.70	$0.21
	Third Quarter	0.57	0.16
	Second Quarter	0.90	0.52
	First Quarter	1.00	0.70

As of June 11, 2010, there were approximately 320 holders of record of our common shares. On June 11, 2010, the last reported sales price of our common shares on the OTC Bulletin Board was $0.22.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including (without limitation) the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A under the caption “Risk Factors,” and in the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to: weak economic and market conditions that could result in further reductions in spending on information technology products; costs and distractions associated with our exiting of the ColdSpark business; effects of the transition of our senior management team; competition in our target markets; potential capital needs; management of future growth and expansion; the development, implementation and execution of our Integrated Data Protection strategic vision; customer acceptance of our existing and newly introduced products and fee structures; the success of our brand development efforts; and other risks identified elsewhere in this Annual Report and in our most recent reports on Forms 10-Q and 8-K. We assume no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made, other than as required under applicable securities laws.

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

We primarily market and sell the complete NetVault product portfolio through an indirect global sales channel comprised of storage-focused resellers, distributors and original equipment manufacturers, or OEMs. Our sales teams engage in the selling of solutions with end user customers and provide them with multiple channels to most efficiently facilitate purchase of the required solution. Our end users consist of domestic and international businesses and organizations of all sizes and across numerous industries, as well as foreign and domestic government agencies and educational institutions. During the year ended March 31, 2010, we operated in two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells ColdSpark’s SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. We have operations in three primary geographic regions: North America, Asia-Pacific, and EMEA, through three of our respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, and BakBone Software Ltd.

In May 2009 we acquired ColdSpark, a provider of enterprise email infrastructure solutions through the SparkEngine Mail Transport Platform, including the SparkEngine, MailFusion and Compliance Catalyst families of products. During fiscal 2010, the ColdSpark products were sold through our Message Management division. On May 21, 2010, we decided to realign our corporate strategy and focus on our storage and data protection business. As a result, we closed our Message Management division and no longer offer these product families. The historical results of our Message Management division will be presented as discontinued operations in our future SEC reports.

The following table summarizes consolidated revenues and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Year ended March 31,
	2010	2009
Consolidated revenues, net	$61,868	$56,020
North America revenues, net	22,312	21,414
As a percentage of consolidated revenues	36%	38%
Asia-Pacific revenues, net	23,077	20,283
As a percentage of consolidated revenues	37%	36%
EMEA revenues, net	16,479	14,323
As a percentage of consolidated revenues	27%	26%

In addition, we had consolidated deferred revenue balances as follows (in thousands):

	Year ended March 31,
	2010	2009
Consolidated deferred revenue	$89,177	$91,765

The following table summarizes the change in our consolidated deferred revenue balances for the years ended March 31, 2010 and 2009:

Deferred revenue balance at March 31, 2008	$96,700
Current year consolidated bookings	57,738
Current year consolidated revenue	(56,020)
Foreign exchange impact	(6,653)

Deferred revenue balance at March 31, 2009	$91,765
Current year consolidated bookings	56,502
Current year consolidated revenue	(61,868)
Foreign exchange impact	2,778

Deferred revenue balance at March 31, 2010	$89,177

We generate revenues primarily through a combination of software licenses and related maintenance contracts. We generally offer non-exclusive, perpetual software licenses through our channel partners to end users. Maintenance contracts generally cover a period of one year, and after contract expiration, our customers have the right to purchase maintenance contract renewals, which generally cover a period of one year.

We license our software to customers through our channel partners in arrangements under which they purchase a combination of software, post-contract support and/or professional services, which we refer to as multiple-element arrangements. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of our software as well as training. While not provided for in our licensing arrangements, we have historically provided our end customers with platform transfer rights (“PTRs”), which allow the customer to exchange an original product for a different product or to exchange an original product operating on one platform for the same product operating on a different platform. We have also historically provided our customers with a range of product concessions and other services which are not explicitly provided for in our sales arrangements. Accordingly, for all multiple-element arrangements, we defer the arrangement fees and recognize the fees ratably over the estimated economic useful life of the software product, which has been determined to be four years. We also provide maintenance contract renewals and professional services on a separate, stand-alone basis. Under these arrangements, maintenance contract renewal fees are recognized ratably over the maintenance period, which is generally one year, and professional services fees are recognized at the time the service is rendered.

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

The following table identifies the revenue expected to be recorded in subsequent fiscal years related to deferred revenue as of March 31, 2010 (in thousands):

Fiscal year ending March 31,
2011	$44,337
2012	25,318
2013	14,975
2014	4,197
2015 and thereafter	350

$89,177

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

Research and development expenses consist primarily of salary and related costs for our worldwide engineering staff. We have engineering personnel in our Poole, United Kingdom, Santa Clara, California and San Diego, California, offices who are responsible for the development effort of NetVault products and our application plug-in modules. We also conduct development activities in Tokyo, Japan that are focused on adapting our software for use in the Asia-Pacific region.

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

Overview of Operating Results by Operating Segment

Our total revenues increased by $5.9 million, or 10%, to $61.9 million for the year ended March 31, 2010, from $56.0 million for the year ended March 31, 2009. The increase in revenue during the year ended March 31, 2010 can be attributed to a $1.5 million arrangement with one of our OEM partners and to the amortization of prior period bookings, partially off-set by a decrease in amortization from current period bookings. During the year ended March 31, 2010, our consolidated bookings decreased $1.2 million, or 2%, to $56.5 million for the year ended March 31, 2010, from $57.7 million for the year ended March 31, 2009. The decrease in bookings during the year ended March 31, 2010 is primarily due to a decrease in bookings in our North America region as a result of a decrease in the volume of new license bookings sold through our existing distribution channel, particularly our OEM channel.

The following table represents our operating results, by reporting segment, for the year ended March 31, 2010:

	Storage Management	Message Management	Total
Total revenues	$60,824	$1,044	$61,868
Cost of revenues	5,774	796	6,570

Gross profit	55,050	248	55,298

Operating expenses:
Sales and marketing	24,786	1,607	26,393
Research and development	11,418	1,741	13,159
General and administrative	11,234	1,168	12,402
Impairment of goodwill and intangible assets	—	12,450	12,450

Total operating expenses	47,438	16,966	64,404

Operating income (loss)	7,612	(16,718)	(9,106)

Other non-operating expense	(808)	(9)	(817)

Income (loss) before income taxes	6,804	(16,727)	(9,923)
(Benefit from) provision for income taxes	(176)	5	(171)

Net income (loss)	$6,980	$(16,732)	$(9,752)

Our Storage Management revenues increased $4.8 million, or 9%, to $60.8 million for year ended March 31, 2010 as compared to $56.0 million for the year ended March 31, 2009. The increase in revenue during the year ended March 31, 2010 can be attributed to a $1.5 million arrangement with one of our OEM partners and to the amortization of prior period bookings, partially off-set by a decrease in amortization from current period bookings. Net income attributable to our Storage Management division was $7.0 million for the year ended March 31, 2010 compared to a net loss of $5.5 million for the year ended March 31, 2009. The increase in income can be attributed to a 14% decrease in operating expenses as compared to the prior year, as well as the increase in revenues during fiscal 2010.

During the year ended March 31, 2010, our Message Management division experienced a net loss of $16.7 million, which was primarily the result of lower than expected revenues and a $12.5 million, non-cash, impairment charge. On May 21, 2010, we decided to realign our corporate strategy and focus on our storage and data protection business. As a result, we closed our ColdSpark operations, or Message Management division. We believe that exiting our message management business and focusing on our core storage and data protection markets, provides us with the best opportunity for BakBone to gain consistent profitability and generate returns to our shareholders.

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

Application of Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, valuation allowance for deferred tax assets, valuation of goodwill, long-lived assets and stock-based compensation expense. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe there are several accounting policies that are critical to understanding our historical and future performance. These policies affect the reported amounts of revenue and other significant areas that involve management’s judgments and estimates. These significant accounting policies are:

•	revenue recognition;

•	valuation allowance for deferred tax assets;

•	business combinations;

•	valuation of goodwill and long-lived assets; and

•	stock-based compensation expense.

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

Storage Management Division

We license our software to our reseller customers under multiple-element arrangements involving a combination of software, post-contract support and/or professional services. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of our software as well as training. Software license arrangements with resellers include implicit platform transfer rights, which allow end users to exchange an original product for a different product or to exchange an original product on one platform for the same product operating on a different platform. The new product and/or different platform is not specified in the arrangement nor is the period of time in which the customer has to exercise this right. We have also historically provided our customers with a range of product concessions and other services which are not explicitly provided for in our sales arrangements. As no contract period exists under these arrangements, software-related revenue is recognized ratably over the estimated economic useful life of the software product of four years.

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

Message Management Division

Beginning May 13, 2009, our revenues include sales transactions of ColdSpark, which became a wholly-owned subsidiary of BakBone on this date. The revenues generated by ColdSpark are primarily from the sale of software licenses and professional services to large enterprise users. Revenues also include support services to our customers. We have established vendor specific objective evidence (“VSOE”) for the maintenance element of our contracts and as a result the fair value of the maintenance element is deferred and recognized ratably over the maintenance period. VSOE of fair value of the maintenance element of the arrangement is based upon the normal pricing and discounting practices for those services when sold separately. The remaining portion of the arrangement fee, which generally includes license and professional services, is recognized on a percent complete basis over the period the services are performed, generally two to nine months. We calculate the percentage of professional services completed at each reporting period, based upon the actual hours incurred to date as compared to the total estimated hours to complete the agreed upon professional services. Our arrangements generally include customer acceptance provisions, and as such, we assess whether revenue recognition should be deferred pending customer acceptance. In May 2010, we closed our Message Management division and are no longer selling the related products. See further discussion in Note 12, Subsequent Events, of our consolidated financial statements.

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

Business Combinations

We account for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies.

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

Valuation of Goodwill and Long-Lived Assets

We have recorded goodwill and indefinite-lived intangible assets in connection with the acquisitions we have completed in prior and current periods. We review our goodwill and indefinite-lived intangible assets for impairment as of April 1st of each fiscal year or when an event or a change in facts and circumstances indicates the fair value of a reporting unit may be below its carrying amount. Significant management judgment is required in assessing the impairment of our goodwill.

A reporting unit is an operating segment, or one unit below. In fiscal 2009 we operated in one reporting segment. Effective with the acquisition of ColdSpark in May 2009, we operated in two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells the ColdSpark SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. Effective with the closing of our Message Management segment in May 2010, we operate in one reporting segment, Storage Management.

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

Stock-Based Compensation Expense

Stock-based compensation expense is estimated at the grant date based upon the fair-value of the award and is recognized as expense using the straight-line amortization method over the requisite service period of the award, which is normally the vesting period. We estimate the fair value of stock options using the Black-Scholes option pricing model, which requires the input of certain highly subjective assumptions, including expected stock price volatility, expected term and expected forfeiture rates. A small change in the estimates used can result in a relatively large change in the estimated fair-value. We established the assumption for expected stock price volatility based on our historical stock price volatility. We estimated the expected term assumption for stock options using the Simplified Method. We estimate forward-looking forfeiture rates based upon our historical employee termination experience.

Results of Operations

This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report.

Comparison of Results for Fiscal Years Ended March 31, 2010 and March 31, 2009

The following summarizes consolidated revenues and consolidated bookings and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2010	2009
Consolidated revenues, net	$61,868	$56,020
Increase over same period of prior year	10%
License and service revenues	$60,368	$56,020
Increase over same period of prior year	8%
Other revenues	$1,500	—

Consolidated bookings, net	$56,502	$57,738
(Decrease) over same period of prior year	(2)%

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

On a worldwide basis, we categorize the sales from our Storage Management segment into two different channel categories: (i) VAR, which includes sales through value-added resellers, or VAR’s, and sales of non-customized software to direct customers; and (ii) OEM, which includes sales to original equipment manufacturers, or OEM’s, and sales of customized software to large direct customers. VAR revenues are sourced from the sale of software licenses, related maintenance contracts and professional services through the resellers and direct customers. Software licenses sold through the resellers do not generally involve customer-specific customization. OEM revenues are sourced from the sale of software licenses, related maintenance contracts and professional services sold through our OEM partners and to large direct customers. Software licenses sold through the OEM channel generally involve customer-specific customization and are governed by specifically-negotiated contracts. OEM bookings and revenues are billed and collected centrally in North America in U.S. dollars and presented for each of our three regions based upon the region in which the direct customer is located. As such, OEM bookings and revenues are not impacted by foreign exchange movements to the degree that our VAR bookings and revenues are impacted.

The following summarizes license and service revenues by operating segment and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2010	2009
Total License and Service revenues	$61,868	$56,020
Increase over same period of prior year	10%
Storage Management revenues	$60,824	$56,020
Increase over same period of prior year	9%
Message Management revenues	$1,044	$—

Storage Management

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2010	2009
North America	$14,827	$15,200
(Decrease) over same period of prior year	(2)%
Asia-Pacific	$21,438	$18,639
Increase over same period of prior year	15%
EMEA	$14,983	$12,391
Increase over same period of prior year	21%
Consolidated	$51,248	$46,230
Increase over same period of prior year	11%

VAR revenues in North America decreased by $0.4 million, or 2%, to $14.8 million for the year ended March 31, 2010 compared to $15.2 million for the year ended March 31, 2009. Of the total VAR revenues recognized in the year ended March 31, 2010, 79% of the revenues were sourced from prior period bookings, with the remaining 21% sourced from current period bookings. The decrease in revenues during the year ended March 31, 2010 was primarily due to a decrease in license and maintenance bookings in the current period and prior periods, and to a decrease in maintenance renewal bookings during the current period.

VAR revenues in the Asia-Pacific region increased $2.8 million, or 15%, to $21.4 million for the year ended March 31, 2010 compared to $18.6 million for the year ended March 31, 2009. Of the total VAR revenues recognized in the year ended March 31, 2010, 78% of the revenues were sourced from prior period bookings, with the remaining 22% sourced from current period bookings. The increase in revenues during the year ended March 31, 2010 was due to increased license and maintenance, and maintenance renewal bookings in Japan in both the current and prior periods, and to the strengthening of the Japanese yen against the U.S. dollar during fiscal 2010. During fiscal 2010, the average Japanese yen to U.S. dollar exchange rate increased 8% as compared to fiscal 2009, causing an approximate increase of $1.4 million in our Asia-Pacific revenues as reported in U.S. dollars.

VAR revenues in EMEA increased $2.6 million, or 21%, to $15.0 million for the year ended March 31, 2010 compared to $12.4 million for the year ended March 31, 2009. Of the total VAR revenues recognized in the year ended March 31, 2010, 71% of the revenues were sourced from prior period bookings, with the remaining 29% sourced from current period bookings. During fiscal 2010, EMEA’s functional currency revenues increased due to increased license and maintenance bookings in prior periods and to increased maintenance renewal bookings in both current and prior periods. However, during fiscal 2010 the average British pound to U.S. dollar exchange rate decreased 7% as compared to fiscal 2009, causing an approximate decrease of $0.7 million in our EMEA revenues as reported in U.S. dollars.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Year ended March 31,
	2010	2009
North America	$12,032	$15,109
(Decrease) over same period of prior year	(20)%
Asia-Pacific	$19,721	$18,391
Increase over same period of prior year	7%
EMEA	$16,866	$16,281
Increase over same period of prior year	4%
Consolidated	$48,619	$49,781
(Decrease) over same period of prior year	(2)%

VAR bookings in North America decreased $3.1 million, or 20%, to $12.0 million for the year ended March 31, 2010 from $15.1 million for the year ended March 31, 2009, primarily due to a decrease in the volume of new license bookings sold through our existing distribution channels.

VAR bookings in Asia-Pacific increased $1.3 million, or 7%, to $19.7 million for the year ended March 31, 2010 from $18.4 million for the year ended March 31, 2009. The increase in bookings during the year ended March 31, 2010, is primarily related to the strengthening of the Japanese yen against the U.S. dollar as compared to the year ended March 31, 2009. During the year ended March 31, 2010, the average Japanese yen to U.S. dollar exchange rate increased 8% as compared to the year ended March 31, 2009, causing an approximate increase of $1.0 million in our Asia-Pacific bookings as reporting in U.S. dollars. During the year ended March 31, 2010, our functional currency license and maintenance bookings increased $0.3 million, due to an increase in bookings in Japan, which were partially off-set by a decrease in bookings in Korea, Australia and Malaysia.

VAR bookings in EMEA increased $0.6 million, or 4%, to $16.9 million for the year ended March 31, 2010 from $16.3 million for the year ended March 31, 2009. During the year ended March 31, 2010, our functional currency bookings transactions increased by $1.5 million due to an increase in license and maintenance bookings as a result of strong growth in the United Kingdom. The increase in bookings was off-set partially by the weakening of the British pound against the U.S. dollar in fiscal 2010. During fiscal 2010, the average British pound to U.S. dollar exchange rate decreased 7% as compared to fiscal 2009, causing an approximate decrease of $0.8 million in our EMEA bookings as reported in U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2010	2009
North America	$4,939	$6,214
(Decrease) over same period of prior year	(21)%
Asia-Pacific	$1,640	$1,644
(Decrease) over same period of prior year	—%
EMEA	$1,497	$1,932
(Decrease) over same period of prior year	(23)%
Consolidated	$8,076	$9,790
(Decrease) over same period of prior year	(18)%

North America OEM revenues decreased $1.3 million, or 21%, to $4.9 million for the year ended March 31, 2010, from $6.2 million for the year ended March 31, 2009. The decrease in revenues is primarily due to a significant decrease in current and prior period bookings as a result of the termination of several of our OEM arrangements in fiscal 2009 as well as a decrease in bookings from a majority of our remaining OEM partners.

OEM revenues in the Asia-Pacific region remained consistent at $1.6 million for both the years ended March 31, 2010 and 2009. During fiscal 2010, we experienced a decrease in bookings from two of our main OEM partners, due in part to the termination of one of our OEM arrangements in fiscal 2009. This decrease was off-set by the amortization of prior period bookings, causing revenues to remain consistent during fiscal 2010.

EMEA OEM revenues decreased $0.4 million, or 23%, to $1.5 million for the year ended March 31, 2010 from $1.9 million in the year ended March 31, 2009. During fiscal 2010, we experienced a significant decrease in bookings from three of our main OEM partners, due in part to the termination of one of our OEM arrangements in fiscal 2009. This decrease was partially off-set by the amortization from prior period bookings.

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

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Year ended March 31,
	2010	2009
North America	$2,418	$3,973
(Decrease) over same period of prior year	(39)%
Asia-Pacific	$1,183	$1,898
(Decrease) over same period of prior year	(38)%
EMEA	$1,130	$2,086
(Decrease) over same period of prior year	(46)%
Consolidated	$4,731	$7,957
(Decrease) over same period of prior year	(41)%

North America OEM bookings decreased $1.6 million, or 39%, to $2.4 million for the year ended March 31, 2010, from $4.0 million for the year ended March 31, 2009. During fiscal 2009, several of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for fiscal 2010. Additionally, we experienced a decrease in bookings from four of our OEM partners, which was partially off-set by an increase in bookings from one of our other OEM partners.

Asia-Pacific OEM bookings decreased $0.7 million, or 38%, to $1.2 million for the year ended March 31, 2010 from $1.9 million for the year ended March 31, 2009. During fiscal 2009, one of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for fiscal 2010. Additionally, during fiscal 2010 bookings from two of our OEM partners decreased a total of $0.6 million.

EMEA OEM bookings decreased $1.0 million, or 46%, to $1.1 million for the year ended March 31, 2010 from $2.1 million for the year ended March 31, 2009. During fiscal 2009, one of our OEM arrangements terminated, thus resulting in a decline in OEM bookings for fiscal 2010. Additionally, we experienced a decrease in bookings related to three of our OEM partners.

Included below is a reconciliation of the total bookings to the total revenues recognized for the years ended March 31, 2010 and 2009 (in thousands):

For the year ended March 31, 2010	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the year ended March 31, 2010	$48,619	$4,731	$53,350
Bookings deferred into subsequent periods	(36,456)	(3,621)	(40,077)

Revenues from fiscal 2010 bookings	$12,163	$1,110	$13,273

Revenues sourced from prior period bookings:
Period ending March 31, 2003	$115	$0	$115
Period ending March 31, 2004	65	0	65
Period ending March 31, 2005	610	47	657
Period ending March 31, 2006	4,324	143	4,467
Period ending March 31, 2007	7,865	1,215	9,080
Period ending March 31, 2008	8,794	3,624	12,418
Period ending March 31, 2009	17,312	1,937	19,249

Total revenues recognized in the year ended March 31, 2010	$51,248	$8,076	$59,324

For the year ended March 31, 2009	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the year ended March 31, 2009	$49,781	$7,957	$57,738
Bookings deferred into subsequent periods	(38,172)	(5,289)	(43,461)

Revenues from fiscal 2009 bookings	$11,609	$2,668	$14,277

Revenues sourced from prior period bookings:
Period ending March 31, 2003	$126	$0	$126
Period ending March 31, 2004	84	293	377
Period ending March 31, 2005	3,647	234	3,881
Period ending March 31, 2006	7,301	1,056	8,357
Period ending March 31, 2007	7,852	1,671	9,523
Period ending March 31, 2008	15,611	3,868	19,479

Total revenues recognized in the year ended March 31, 2009	$46,230	$9,790	$56,020

Message Management

On May 13, 2009 we acquired ColdSpark and from that date the wholly-owned subsidiary operated as our Message Management segment. From the acquisition date through March 31, 2010, the Message Management segment generated $1.0 million in revenue and $1.7 million in bookings, both of which related primarily to license, service and maintenance. In May 2010, we closed our ColdSpark operations.

REVENUES—OTHER

During the year ended March 31, 2010, we entered into an intellectual property transfer and license agreement with one of our OEM partners. Under the terms of this agreement we sold certain non-core intellectual property rights to this partner for $1.5 million. As our support commitment, as specified by the arrangement, was insignificant and no other obligation exists, the full contract amount was recognized as revenue during fiscal 2010.

COST OF REVENUES

Cost of revenues for the year ended March 31, 2010 totaled $6.6 million compared with cost of revenues of $7.1 million for the year ended March 31, 2009. During the year ended March 31, 2010 and 2009, we allocated $1.5 million and $0.2 million, respectively, of payroll-related costs associated with our customer service group to research and development expense, thus causing a decrease in our costs of revenues as certain of our customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants. The decrease in customer support expenses was partially off-set by an increase in amortization expense as a result of the acquisition of ColdSpark and certain assets of Asempra. Gross margin increased to 89% for the year ended March 31, 2010, from 87% for the year ended March 31, 2009, primarily due to our ability to support a growing customer base with lower customer support expenses. During the year ended March 31, 2010, costs of revenues attributable to our Message Management division totaled approximately $0.8 million.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $0.6 million, or 2%, to $26.4 million for the year ended March 31, 2010, from $27.0 million for the year ended March 31, 2009. During the year ended March 31, 2010, we experienced a decrease in payroll-related expenses of $1.4 million and a decrease in travel-related costs of $0.3 million as a result of a reduction in personnel. Additionally, during the year ended March 31, 2010, we experienced a decrease in professional service-related expenses of $0.3 million and a decrease of facility related expenses of $0.2 million. During the year ended March 31, 2010, the Japanese yen to U.S dollar exchange rate increased 8% while the British pound to U.S dollar exchange rate decreased 7%, resulting in an approximate $0.3 million net decrease in our sales and marketing expenses as reporting in U.S dollars, which is included in the fluctuations discussed above. During the year ended March 31, 2010, sales and marketing expenses attributable to our Message Management division totaled approximately $1.6 million and related primarily to payroll-related costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $1.9 million, or 17%, to $13.2 million for the year ended March 31, 2010, from $11.2 million for the year ended March 31, 2009. The increase was primarily attributable to a $2.0 million increase in payroll-related expenses related to increased personnel and to the allocation of the customer service group costs which were previously reported in costs of revenues. During fiscal 2010, certain customer service employees performed quality assurance work which was previously performed by our outsourced research and development consultants during fiscal 2009. The increase in payroll-related costs was partially off-set by a $1.2 million decrease in outsourced research and development costs, as a result of the elimination of our outsourced research and development consultants during the fourth quarter of fiscal 2009, and a $0.3 million decrease in travel and sundry-related expenses. During the year ended March 31, 2010, the Japanese yen to U.S dollar exchange rate increased 8% while the British pound to U.S dollar exchange rate decreased 7%, resulting in an approximate $0.3 million net decrease in our research and development expenses as reporting in U.S dollars, which is included in the fluctuations discussed above. During the year ended March 31, 2010, research and development expenses attributable to our Message Management division totaled approximately $1.7 million and related primarily to payroll-related costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $4.3 million, or 26%, to $12.4 million for the year ended March 31, 2010, from $16.8 million for the year ended March 31, 2009. The decrease was primarily attributable to a decrease of $3.4 million in professional service-related expenses as we incurred significant legal and accounting fees associated with the restatement of our historical financial statements and the preparation and audits of our fiscal 2007 and 2008 financial statements during the year ended March 31, 2009. Additionally, we had fewer general and administrative personnel which resulted in a decrease in payroll and employee-related expenses of $1.6 million. During fiscal 2009 we recorded a $1.2 million charge in connection with a settlement agreement with one of our OEM customers related to their reporting and overpayment of prior years maintenance bookings, which did not recur in fiscal 2010. These decreases were partially off-set by $0.7 million in acquisition-related costs associated with the acquisition of ColdSpark and certain assets of Asempra. During the year ended March 31, 2010, general and administrative expenses attributable to our Message Management division totaled approximately $1.0 million and related primarily to payroll and payroll-related costs.

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

In May 2010, we decided to realign our business strategy and shut down our Message Management division. In connection with this decision, we updated our future cash flow projections which are used in determining the fair value of our reporting units. Based upon the updated cash flow projections, we concluded that the fair value of our Message Management reporting segment was zero as of March 31, 2010. As a result, during fiscal 2010, we recorded an impairment charge of $12.5 million related to the carrying value of the goodwill, trademarks and intangible assets associated with our Message Management reporting segment.

INTEREST EXPENSE

During the year ended March 31, 2010, we incurred $0.8 million in interest expense, which primarily related to the ColdSpark acquisition and the fiscal 2009 settlement agreement with one of our OEM partners. As the consideration given to the ColdSpark shareholders will be paid over three years, we calculated the present value of the consideration payable to the ColdSpark shareholders as of the acquisition date, for both the cash payments and common shares to be issued, and recorded the applicable interest expense using the effective interest method. We anticipate the following amounts of non-cash interest expense will be charged to earnings in each of the fiscal years related to the ColdSpark acquisition, until the acquisition consideration is paid in full in fiscal 2013:

Year ended March 31,	Non-cash Interest Expense (in Thousands)
2011	586
2012	355
2013	64

During the year ended March 31, 2009, we reversed prior years interest expense of $0.2 million related to a payroll tax accrual which was determined to no longer be necessary. Excluding this reversal, interest expense totaled $0.1 million for the year ended March 31, 2009 and primarily related to interest expense on our debt and capital lease balances.

FOREIGN EXCHANGE GAIN (LOSS), NET

During the year ended March 31, 2010, we recorded net foreign exchange losses of $18,000, as compared to net foreign exchange gains of $0.8 million during the year ended March 31, 2009. This activity relates to foreign exchange rate changes that impacted or are expected to impact cash flows. During the year ended March 31, 2010, our net foreign exchange losses consisted of $0.5 million of foreign exchange gains related primarily to the strengthening of the Japanese yen against the U.S. dollar and British pound on intercompany balances, off-set by $0.5 million of foreign exchange losses related primarily to foreign currency transactions in our Asia-Pacific and EMEA regions. During the year ended March 31, 2009, our net foreign exchange gains consisted of $0.3 million of foreign exchange gains related primarily to the strengthening of the Japanese yen against the British pound and the U.S. dollar on intercompany balances, and of $0.5 million of foreign exchange gains related to foreign currency transactions in our Asia-Pacific and EMEA regions.

PROVISION FOR INCOME TAXES

During the year ended March 31, 2010 we recorded a net benefit from income taxes of $0.2 million. We recorded a tax benefit of $0.4 million related to the reversal of certain tax accruals as a result of the expiration of the related statute of limitations. The tax benefit was partially off-set by tax expense of $0.2 million related primarily to taxes on income generated in certain foreign jurisdictions. During the year ended March 31, 2009, we recorded provisions for income taxes of $0.4 million, which related to $0.3 million of taxes on income generated in certain foreign jurisdictions and $24,000 of withholding taxes on certain transactions between our foreign subsidiaries.

Although we have generated consolidated pre-tax income during the year ended March 31, 2010, we have incurred operating losses in all annual periods prior to fiscal 2010. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

Liquidity and Capital Resources

As of March 31, 2010, we had $4.9 million of cash and cash equivalents and $36.8 million in negative working capital, or $7.5 million in positive working capital after excluding the current portion of deferred revenue, as compared to $8.4 million of cash and cash equivalents and $34.2 million in negative working capital, or $9.9 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2009. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash used in operating activities was $2.1 million during the year ended March 31, 2010, compared to net cash provided by operating activities of $1.5 million during the year ended March 31, 2009. During the year ended March 31, 2010, we used significant resources for our acquisitions, including transaction costs of approximately $0.7 million for our acquisition of ColdSpark and certain assets from Asempra, as well as for the payroll and other operating costs associated with our acquired Message Management operations. The operating loss from Message Management operations acquired from ColdSpark was approximately $4.3 million during fiscal 2010, excluding the $12.5 million impairment charge recorded during the fourth quarter. As a result of the transaction costs and operating losses from ColdSpark, we experienced a decrease in cash during the year ended March 31, 2010.

Investing Activities

Net cash used in investing activities was $1.1 million and $0.6 million for the years ended March 31, 2010 and 2009, respectively. During fiscal 2010, we paid $1.0 million to acquire ColdSpark and certain assets from Asempra, net of cash acquired. Capital expenditures were $0.4 million during the year ended March 31, 2010 compared to $0.8 million during the year ended March 31, 2009. During the years ended March 31, 2010 and 2009, we had cash inflows of $0.3 million and $0.2 million, respectively, related to the release of certain portions of our restricted cash balance from the related escrow accounts.

Financing Activities

During the year ended March 31, 2010 and 2009, net cash used in financing activities of $0.8 million and $0.9 million, respectively, consisted of payments on capital lease and debt obligations. Our remaining balance in both long-term and short-term capital lease and debt obligations is approximately $0.1 million.

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt, and operating and capital leases, all of which are currently expected to be funded through existing working capital. We expect to incur approximately $0.5 million in capital expenditures during fiscal 2011.

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

As of March 31, 2010, we are obligated, under the terms of the merger agreement, to make cash payments totaling $7.4 million and issue up to 9.1 million shares to the shareholders of ColdSpark. The payments and share issuances scheduled below do not reflect any potential adjustments to the amounts due to the former ColdSpark shareholders under the indemnification and holdback provisions of the merger agreement:

(in thousands) Payment Type	Due Date	Cash	Common Shares
Deferred initial payment	June 2010	$750	—
Interest on deferred payment	June 2010	65	—
Second payment(1)	June 2010	—	6,977
Third payment(2)	June 2011	2,108	2,075
Interest on deferred payment(2)	June 2011	49	—
Fourth payment(3)	June 2012	4,517	—
Interest on deferred payment(3)	June 2012	148	—

Total		$7,637	9,052

(1)	Pursuant to the merger agreement, we elected to defer the $1.5 million cash payment due in June 2010 and issue an additional 3.5 million common shares. As a result of the deferral election, we are required to accrue and pay interest at a rate of 8% per year.
(2)	Our expected June 2011 payment consists of (i) the $1.5 million cash payment due pursuant to the merger agreement; (ii) $0.6 million cash related to the initial portion of the cash payment deferred in June 2010; and (iii) the remaining 2.1 million common shares due pursuant to the merger agreement. Additionally, we expect to pay approximately $49,000 of interest related to the portion of the deferred cash payment
(3)	Our expected June 2012 payment consists of (i) the $3.6 million cash payment due pursuant to the merger agreement; and (ii) $0.9 million cash related to the remaining portion of the cash payment deferred in June 2010. Additionally, we expect to pay approximately $148,000 of interest related to the portion of the June 2010 deferred cash payment.

During the year ended March 31, 2010, we experienced a decrease in bookings as a result of weak economic and industry conditions as well as other financial and business factors, many of which are beyond our control. In addition, our acquisition of ColdSpark and certain assets of Asempra resulted in additional costs associated with acquiring, integrating and developing the businesses and related products, which caused our cash balance to decrease during fiscal 2010. In May 2010, we decided to realign our corporate strategy and focus on our core storage and data protection business. As part of this strategy we closed our Message Management operations. By closing our Message Management operations and focusing on our Storage Management business we will eliminate the operating losses incurred by our Message Management division, which we believe will result in a more profitable business, as our core Storage Management division generated approximately $7.6 million of operating income during fiscal 2010. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Annual Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations or make required payments pursuant to the merger agreement with ColdSpark. Due to the tightening that has occurred in the credit markets, general economic conditions, our previous SEC filing delinquencies, our previous material weaknesses in our internal controls over financial reporting and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our results of operations.

Off-Balance Sheet Arrangements

At March 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

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

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 64% and 62% of our total revenue for fiscal 2010 and 2009, respectively. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure, and we do not currently intend to engage in hedging activities.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements as of and for the years ending March 31, 2010 and 2009, and the report of our independent registered public accounting firm are included in Item 15 of this Annual Report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

As required by Rule 13a-15(b) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal years ended March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”).

Based on its assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2010 based on the criteria established by COSO.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

c) Changes in Internal Control Over Financial Reporting

Our fiscal 2009 Annual Report on Form 10-K filed in June 2009 identified material weaknesses related to our fiscal year ended March 31, 2009. During the quarter ended March 31, 2010 we completed our evaluation of our remediation efforts and concluded that the following material weaknesses have been remediated.

Inadequate communication of corporate and accounting policies

To address the need to improve controls over the communication, execution, and enforcement of corporate accounting policies, we:

•

designed and implemented global accounting policies and procedures that discuss our significant accounting and operational topics. These policies are available to all personnel worldwide, have been adequately communicated to our accounting and finance groups and are reviewed by corporate on an annual basis to assess the need for any updates or changes; and

•

conducted weekly meetings with our worldwide Finance & Accounting Group, the purpose of which is to discuss current issues and project status, as well as any existing, new, or future internal accounting policies and U.S. GAAP standards applicable to the Company.

Inadequate controls surrounding the review of key spreadsheets used to prepare journal entries

To address the need to improve controls over the review of key spreadsheets used to support journal entries, we:

•	identified all of our key spreadsheets;

•	designed and implemented controls over the review of key spreadsheets, including a review of the data integrity and formulas within the key spreadsheets; and

•	designed and implemented change management controls related to key spreadsheets.

Inadequate controls over the identification, billing, collecting and remitting of sales and use taxes on software license and maintenance transactions

To address the need to improve controls over the identification, billing, collecting and remitting of sales and use taxes, we have:

•

engaged a third-party sales tax consultant with specific experience in software transactions to provide guidance and support in our efforts to comply with domestic and foreign state sales tax regulations; and

•	designed and implemented controls to ensure that we properly identified, billed, collected and remitted all necessary sales and use taxes.

Except for the remediation of material weaknesses described above, there has been no change in our internal control over financial reporting during the fiscal year ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement or Form 10-K/A and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BakBone Software Incorporated

We have audited the accompanying consolidated balance sheets of BakBone Software Incorporated (“the Company”), as of March 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit and comprehensive loss, and cash flows for each of the two years in the period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the years ended March 31, 2010 and 2009, the Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits for the years ended March 31, 2010 and 2009, included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BakBone Software Incorporated as of March 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAYER HOFFMAN MCCANN P.C.

San Diego, California

June 24, 2010

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,903	$8,398
Restricted cash	51	264
Accounts receivable, net of allowances for doubtful accounts and sales returns of $78 and $218, respectively	10,582	9,646
Prepaid expenses	490	873
Other assets	249	286

Total current assets	16,275	19,467
Property and equipment, net	2,020	2,713
Intangible assets, net	1,814	824
Goodwill	7,615	7,615
Other assets	946	939

Total assets	$28,670	$31,558

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,841	$2,291
Accrued liabilities	6,101	7,312
Current portion of acquisition consideration payable	809	—
Current portion of deferred revenue	44,337	44,081

Total current liabilities	53,088	53,684
Deferred revenue, excluding current portion	44,840	47,684
Acquisition consideration payable, excluding current portion	6,037	—
Other liabilities	697	1,337

Total liabilities	104,662	102,705

Commitments and contingencies (Notes 9 and 10)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000 shares authorized at March 31, 2010 and 2009, 18,000 issued and outstanding at March 31, 2010 and 2009, liquidation preference of $26,491 and $21,607 respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 77,642 and 64,633 shares issued and outstanding at March 31, 2010 and 2009, respectively	159,940	152,423
Employee benefit trust	(8)	(11)
Accumulated deficit	(242,409)	(232,657)
Accumulated other comprehensive loss	(4,675)	(2,062)

Total shareholders’ deficit	(75,992)	(71,147)

Total liabilities and shareholders’ deficit	$28,670	$31,558

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year ended March 31,
	2010	2009
Revenues:
License and service	$60,368	$56,020
Other	1,500	—

Total revenues	61,868	56,020

Cost of revenues	6,570	7,121

Gross profit	55,298	48,899

Operating expenses:
Sales and marketing	26,393	27,010
Research and development	13,159	11,220
General and administrative	12,402	16,751
Impairment of goodwill and intangible assets	12,450	—

Total operating expenses	64,404	54,981

Operating loss	(9,106)	(6,082)
Interest income	14	67
Interest expense	(813)	128
Foreign exchange (loss) gain, net	(18)	790

Loss before income taxes	(9,923)	(5,097)
(Benefit from) provision for income taxes	(171)	354

Net loss	$(9,752)	$(5,451)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.08)

Weighted-average common shares outstanding:
Basic and diluted	84,176	64,615

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Series A convertible preferred stock		Share capital		Employee benefit trust	Deferred compen- sation	Accumulated deficit	Accumulated other compre- hensive (loss) gain	Compre- hensive loss	Total share- holders’ deficit
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2008	18,000,000	$11,160	64,542,358	$152,102	$—	$—	$(227,206)	$(6,927)		$(70,871)
Shares issued upon vesting of restricted stock units	—	—	90,435	—	—	—	—	—		—
Value of restricted stock unit award upon modification from liability classified to equity classified	—	—	—	84	—	—	—	—		84
Stock-based compensation on equity-classified awards	—	—	—	226	—	—	—	—		226
Change of fair value of unallocated Employee Benefit Trust shares	—	—	—	11	(11)	—	—	—		—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(5,451)	—	$(5,451)	(5,451)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,865	4,865	4,865

Comprehensive loss									$(586)

BALANCE, MARCH 31, 2009	18,000,000	$11,160	64,632,793	$152,423	$(11)	$—	$(232,657)	$(2,062)		$(71,147)
Acquisition of certain assets from Asempra (Assignment for the Benefit of Creditors), LLC (Note 2)	—	—	3,846,154	1,389	—	—	—	—		1,389
Acquisition of ColdSpark, Inc. (Note 2)	—	—	9,117,877	5,595	—	—	—	—		5,595
Accretion of interest on acquisition of ColdSpark, Inc. (Note 2)	—	—	—	319	—	—	—	—		319
Shares issued upon vesting of restricted stock units	—	—	45,000	—	—	—	—	—		—
Value of restricted stock unit award upon modification from liability classified to equity classified	—	—	—	7	—	—	—	—		7
Stock-based compensation on equity-classified awards	—	—	—	210	—	—	—	—		210
Change of fair value of unallocated Employee Benefit Trust shares	—	—	—	(3)	3	—	—	—		—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,752)	—	$(9,752)	(9,752)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,613)	(2,613)	(2,613)

Comprehensive loss									$(12,365)

BALANCE, MARCH 31, 2010	18,000,000	$11,160	77,641,824	$159,940	$(8)	$—	$(242,409)	$(4,675)		$(75,992)

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,752)	$(5,451)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of goodwill and intangible assets	12,450	—
Depreciation and amortization	2,519	1,626
Non-cash interest expense	565	—
Operating expenses funded by financing arrangement	320	178
Stock-based compensation	210	260
Provision for bad debt	131	258
Loss on disposal of capital assets	12	20
Changes in assets and liabilities:
Accounts receivable	(880)	2,917
Prepaid expenses and other assets	519	1,866
Accounts payable	(530)	(115)
Accrued and other liabilities	(2,157)	832
Deferred revenue	(5,534)	(905)

Net cash (used in) provided by operating activities	(2,127)	1,486

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,014)	—
Capital expenditures	(423)	(836)
Release of restricted cash	325	227

Net cash used in investing activities	(1,112)	(609)

Cash flows from financing activities:
Payments on capital lease obligations	(228)	(239)
Payments on long term debt obligations	(523)	(681)

Net cash used in financing activities	(751)	(920)

Effect of exchange rate changes on cash and cash equivalents	495	(1,055)

Net decrease in cash and cash equivalents	(3,495)	(1,098)
Cash and cash equivalents, beginning of period	8,398	9,496

Cash and cash equivalents, end of period	$4,903	$8,398

Cash paid during the period for:
Interest, net of capitalized interest	$42	$78

Income taxes	$184	$268

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Capital expenditures funded by capital leases	$12	$90

Capital expenditures funded by accounts payable	$68	$36

See accompanying notes to the consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Description of Business

BakBone Software Incorporated (“BakBone” or the “Company”), a Canadian federal company, is a leading provider of data protection, retention and availability technologies that reduce storage management complexity. In May 2009, the Company acquired ColdSpark, Inc, (“ColdSpark”) a Colorado-based company and provider of enterprise email infrastructure solutions and platforms. Effective with the acquisition of ColdSpark, the Company commenced the sales and marketing efforts surrounding ColdSpark’s portfolio of solutions.

Effective with the ColdSpark acquisition, BakBone operates two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells ColdSpark’s SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. The Company has operations in three primary geographic regions: North America, Asia-Pacific, and Europe, Middle East and Africa, or EMEA, and conducts commercial operations primarily through four of its wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, BakBone Software Ltd., and ColdSpark, Inc. In May 2010, the Company decided to close its Message Management division. See Note 12 for further discussion.

Basis of Presentation

The accompanying consolidated financial statements of BakBone as of and for the years ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company operates and reports using a fiscal year ended March 31.

Certain prior year amounts have been reclassified to conform to current year presentation.

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

Restricted Cash

In fiscal 2009, certain of the Company’s lease agreements required the Company to maintain minimum cash balances in a pledged deposit account as collateral for the outstanding payment obligations until the lease term expires in fiscal 2011. During fiscal 2010, the Company paid the remaining balance due under the lease agreement, resulting in the release of the pledged deposit account balance of $0.3 million. As of March 31, 2010, the Company’s restricted cash balance of $51,000, relates to a cash deposit pledged as collateral for certain of the Company’s credit cards. The cash deposits totaled $51,000 and $0.3 million as of March 31, 2010 and 2009, respectively, and are reported in restricted cash on the consolidated balance sheets.

Concentration of Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by placing its cash in short-term investments with high quality financial institutions.

As of March 31, 2010 and 2009, there were no customers with accounts receivable balances greater than 10% of consolidated accounts receivable.

Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature. These instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other short-term liabilities.

Property and Equipment

Property and equipment is recorded at cost and depreciated or amortized using the straight-line method over the assets’ useful lives as follows:

Computer equipment and software	3–5 years
Furniture and fixtures	5–7 years
Leasehold improvements and capital lease assets	Shorter of estimated useful life or life of lease (from 1 to 10 years)

Impairment of Long-Lived Assets

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

The Company reviewed its long-lived assets for impairment and determined that the technology-related intangible assets of its ColdSpark business were impaired. As a result, the Company recorded an impairment charge of $5.7 million for the year ended March 31, 2010. See Note 4 for additional discussion regarding the impairment.

In fiscal 2009, the Company did not recognize any impairment of long-lived assets.

Goodwill and Intangible Assets

The Company reviews its goodwill and indefinite-lived intangible assets for impairment as of April 1st of each fiscal year or when an event or a change in circumstances indicates the fair value of a reporting unit may be below its carrying amount. For segment reporting, the Company reports its results of operations based on a single operating segment which consists of our NetVault product line. A reporting unit is defined as an operating segment, or one unit below. For purposes of its annual goodwill impairment analysis, the Company divides its operating segment into reporting units, which are based on its geographic reporting entities: North America, Asia-Pacific, and EMEA. Events or changes in circumstances considered as impairment indicators include but are not limited to the following:

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

The Company reviewed its goodwill and indefinite-lived intangible assets for impairment and determined that the goodwill and trademarks related to its ColdSpark business were impaired. As a result, the Company recorded an impairment charge of $6.8 million in fiscal 2010. See Note 4 for additional discussion regarding the impairment.

In fiscal 2009, the Company did not recognize any impairment of goodwill or intangible assets.

Employee Benefit Trust (“EBT”)

In connection with an acquisition of a company in the United Kingdom in March 2000, 2,100,000 of the Company’s common shares were placed in trust and allocated to United Kingdom employees. Upon allocation of EBT shares to employees, the Company recorded the intrinsic value of the shares as deferred compensation and amortized the intrinsic value to stock-based compensation expense over the applicable vesting period. As of March 31, 2010 and 2009, all allocated shares are fully vested. The Company records the aggregate value of unallocated EBT shares in share capital and in employee benefit trust, a contra equity account, using the fair value of its common shares as of the end of each reporting period. As of March 31, 2010 and 2009, there were 22,500 unallocated shares, which remain available for allocation to employees.

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

Sales tax collected by the Company from its customers is not reported in revenue.

Storage Management Division

The Company licenses its software to its reseller customers under multiple-element arrangements involving a combination of software, post-contract support and/or professional services. Post-contract support includes rights to unspecified upgrades and enhancements and telephone support. Professional services include services related to implementation of the Company’s software as well as training. Software license arrangements with resellers include implicit platform transfer rights, which allow end users to exchange an original product for a different product or to exchange an original product on one platform for the same product operating on a different platform. The new product and/or different platform is not specified in the arrangement nor is the period of time in which the customer has to exercise this right. We have also historically provided our customers with a range of product concessions and other services which are not explicitly provided for in our sales arrangements. As no contract period exists under these arrangements, software-related revenue is recognized ratably over the estimated economic useful life of the software product of four years.

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

Message Management Division

Effective with the acquisition of ColdSpark on May 13, 2009, the Company’s revenues include sales transactions of ColdSpark, which became a wholly-owned subsidiary of the Company on this date (see Note 4). The revenues generated by ColdSpark are primarily from the sale of software licenses and professional services to large enterprise users. The Company has established vendor specific objective evidence (“VSOE”) for the maintenance element of its contracts and as a result the fair value of the maintenance element is deferred and recognized ratably over the maintenance period. VSOE of fair value of the maintenance element of the arrangement is based upon the Company’s normal pricing and discounting practices for those services when sold separately. The remaining portion of the contract fee, which generally includes license and professional services, is recognized on a percent complete basis, over the period the services are performed, generally two to nine months. The Company calculates the percentage of professional services completed at each reporting period, based upon the actual hours incurred to date as compared to the total estimated hours to complete the agreed upon professional services. The Company’s product agreements generally include customer acceptance provisions, and as such, the Company assesses whether revenue recognition should be deferred pending customer acceptance. In May 2010, the Company closed its Message Management division. See further discussion in Note 12.

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

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings targets, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations, financial position and cash flows in the period of the change in estimate.

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

Stock-based Compensation

The Company records stock-based compensation expense for the fair value of employee stock options and other forms of employee stock-based compensation. The fair value of the stock awards is measured at the grant date using the Black-Scholes option pricing model and is recognized as an expense over the requisite service period or the vesting period. The Company granted 4,270,000 options during the year ended March 31, 2010. During the year ended March 31, 2009, the Company did not grant any stock options or issue any other stock based awards.

The Company’s stock-based compensation relates to stock options and restricted stock units. Stock-based compensation related to stock options and restricted stock units is recognized as expense using the straight-line method over the vesting period of the award, which is also the requisite service period.

The Company is required to estimate expected pre-vesting forfeitures for stock awards and only recognize expense for those awards that are expected to vest. The Company estimates pre-vesting forfeitures based upon historical forfeiture experience. Compensation expense recognized for the years ended March 31, 2010 and 2009 has been reduced for estimated pre-vesting forfeitures. If the Company were to change its estimate of pre-vesting forfeitures, the amount of stock-based compensation would differ from the amount recognized in the financial statements.

Accumulated Other Comprehensive Loss and Comprehensive Loss

Comprehensive loss is the total of net income (loss) and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net income (loss) and foreign currency translation adjustments. As of March 31, 2010 and 2009, accumulated other comprehensive loss consists of foreign currency translation adjustments as follows (in thousands):

Total
Balance at March 31, 2008	$(6,927)
Foreign currency translation	4,865

Balance at March 31, 2009	(2,062)
Foreign currency translation	(2,613)

Balance at March 31, 2010	$(4,675)

The change in cumulative foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the

Company’s reporting currency. In fiscal 2009, the current period change of $4.9 million was primarily related to a decrease in the balance sheet value of the Company’s EMEA subsidiary as a result of the U.S dollar strengthening against the British pound. In fiscal 2010, the current period change of $2.6 million was related primarily to the translation of the Company’s deferred revenue balances in its Asia-Pacific subsidiary and was primarily the result of the weakening of the U.S. dollar against the Japanese yen.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of common shares and potential common shares outstanding during the period, except where the effect of including potential common shares would be antidilutive. Allocated EBT shares are included in the weighted-average common shares outstanding as they vest. There were 22,500 unallocated EBT shares held during the second half of fiscal 2009 and throughout fiscal 2010 which were not included in common shares outstanding upon becoming unallocated.

The following table summarizes the weighted-average potential common shares that are not included in the denominator used in the diluted net loss per share calculation because to do so would be anti-dilutive (in thousands):

	Year ended March 31,
	2010	2009
Stock options	5,817	5,685
Restricted stock units	80	159
Warrants	1,861	3,322
Unallocated shares held in EBT	23	11
Series A convertible preferred stock	18,000	18,000

Total weighted average anti-dilutive instruments	25,781	27,177

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. Effective with the acquisition of ColdSpark in May 2009, the Company operates in two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells ColdSpark’s SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. In fiscal 2009 the Company operated in one reportable segment. In May 2010, the Company decided to close its Message Management division. See Note 12 for further discussion. The Company has operations in three primary geographic regions: North America, Asia-Pacific, and EMEA.

Adoption of Recent Accounting Pronouncements

Effective April 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) authoritative guidance for business combinations. Under this authoritative guidance, an acquiring entity is required to recognize all the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. During the first quarter of fiscal 2010, the Company acquired ColdSpark and certain assets from Asempra (Assignment for the Benefit of Creditors), LLC (“Asempra”), see Note 2 for a description of these acquisitions.

Effective April 1, 2009, the Company adopted the FASB’s authoritative guidance for determining the useful life of intangible assets, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. This guidance amends prior guidance and requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The adoption did not have a material impact on the Company’s results of operations or financial condition for the year ended March 31, 2010.

Effective June 15, 2009, the Company adopted the FASB’s authoritative guidance for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of this guidance did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after the balance sheet date of March 31, 2010 through the date these financial statements were issued. Other than disclosed in Note 12, the Company did not have any material recognizable or nonrecognizable subsequent events.

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

In September 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products, with “more than incidental” software, were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance includes factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a company elects earlier application and the first reporting period of adoption is not the first reporting period in the company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the company’s fiscal year and the company must disclose the effect of the change to those previously reported periods. The Company does not believe this will have a material impact on its consolidated financial statements upon adoption.

2. Acquisitions

ColdSpark, Inc.

The Company acquired ColdSpark on May 13, 2009, by means of a merger of a wholly-owned subsidiary, such that ColdSpark became a wholly-owned subsidiary of the Company. The Company acquired ColdSpark, among other reasons, to expand and enhance its product portfolio and further advance its Universal Data Management strategy. In May 2010, the Company decided to close its Coldspark operations. See Note 12 for further discussion.

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

The Company determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of ColdSpark’s product line. Patents are related to the design and development of ColdSpark’s products that can be leveraged to develop new technology and products and improve their existing products. Maintenance agreements represent the underlying relationships and agreements with ColdSpark’s installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of ColdSpark’s products and services. Amortization expense for the intangible assets is included in cost of revenues. See Note 4 for further discussion on the impairment related to our ColdSpark intangible assets.

Goodwill

Of the total estimated purchase price, approximately $6.4 million was allocated to goodwill. Goodwill is defined as the excess of the purchase price of the acquired business over the fair value of the underlying net tangible and intangible assets and represents the benefits the Company expects to experience from the synergies and additional business opportunities created by the acquisition. The goodwill resulting from business acquisitions is tested for impairment at least annually and more frequently if certain indicators are present. In the event the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. None of the goodwill is expected to be deductible for income tax purposes. The Company has assigned the $6.4 million in goodwill to its Message Management reporting segment. See Note 4 for further discussion on the impairment related to our ColdSpark goodwill balance.

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

Results of Operations

The amount of revenues and operating loss of ColdSpark included in the Company’s consolidated statement of operations from the acquisition date to the year ending March 31, 2010:

(in thousands)
Revenues	$1,044
Net loss	$(16,732)

Unaudited Pro Forma Financial Information

The following table presents the Company’s unaudited pro forma results (including ColdSpark) for the years ended March 31, 2010 and 2009 as though the companies had been combined as of the beginning of each of the periods presented. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period presented nor is it indicative of results of operations which may occur in the future. The unaudited pro forma results presented include amortization charges for intangible assets, impairment charges for goodwill and intangible assets and eliminations of intercompany transactions.

	Year ended March 31,
(in thousands)	2010	2009
Total revenues	$62,039	$57,782
Net loss	$(10,179)	$(10,084)
Basic and diluted net loss per common share	$(0.12)	$(0.16)

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

In connection with the acquisitions of ColdSpark and Asempra the Company incurred approximately $0.7 million of acquisitions related costs, which are included in general and administrative expense in the consolidated statement of operations.

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

3. Balance Sheet Details

As of March 31, 2010, and 2009, accounts receivable, net, includes $55,000 and $95,000, respectively, for the allowance for returns. Activity related to the allowance for returns for fiscal 2010 and 2009 (in thousands) is as follows:

	2010	2009
Beginning balance	$95	$125
Provision	185	298
Returns	(225)	(328)

Ending balance	$55	$95

As of March 31, 2010, and 2009, accounts receivable, net, includes $23,000 and $123,000, respectively, for the allowance for doubtful accounts. Activity related to the allowance for doubtful accounts for fiscal 2010 and 2009 (in thousands) is as follows:

	2010	2009
Beginning balance	$123	$—
Provision	39	150
Write-offs	(139)	(27)

Ending balance	$23	$123

Property and equipment consists of the following (in thousands):

	March 31,
Class	2010	2009
Computer equipment and software	$5,337	$4,902
Furniture and fixtures	865	809
Leasehold improvements	1,474	1,366
Construction in progress	—	—

	$7,676	$7,077
Less: accumulated depreciation and amortization	5,656	4,364

Net property plant and equipment	$2,020	$2,713

During the year ended March 31, 2010, the Company disposed of property and equipment with a cost basis of $0.1 million and a net book value of $13,000. During the year ended March 31, 2009, the Company disposed of property and equipment with a cost basis of $0.1 million and a net book value of $20,000. Depreciation expense for each of the years ended March 31, 2010 and 2009 was $1.3 million.

The net book values of assets under capital leases at March 31, 2010 and 2009 were $0.1 million and $0.5 million, respectively, which are net of accumulated amortization of $33,000 and $0.6 million, respectively.

Current accrued liabilities consist of the following (in thousands):

	March 31,
	2010	2009
Accrued compensation and employee benefits	$3,439	$3,390
Accrued taxes	1,310	1,631
Accrued professional services	586	609
Accrued customer settlement	360	428
Current portion of long-term debt	86	329
Other accrued liabilities	320	925

	$6,101	$7,312

4. Goodwill and Intangible Assets

Goodwill and trademarks

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net assets acquired. As of March 31, 2010, goodwill consists of the following:

Goodwill balance at March 31, 2009	$7,615
Acquired in connection with the ColdSpark acquisition	6,392
Impairment of ColdSpark goodwill	(6,392)

Goodwill balance at March 31, 2010	$7,615

In April 2010, the Company performed its annual goodwill impairment analysis. Based upon this analysis, the Company determined that the fair value of its Message Management, or ColdSpark, reporting segment was zero. As the circumstances which resulted in the reduced fair value existed as of March 31, 2010, the Company recorded an impairment charge of $6.4 million during fiscal 2010.

In connection with the acquisition of ColdSpark in May 2010, the Company recorded a $0.4 million indefinite-lived intangible asset related to the acquired trademarks. In connection with the Company’s annual impairment analysis, the Company reviewed the fair value of these trademarks and determined the fair value to be zero as of March 31, 2010. As a result, the Company recorded an impairment charge of $0.4 million during fiscal 2010.

The Company applies a fair value based impairment test to the net book value of goodwill and indefinite-lived intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of goodwill or indefinite-lived intangible assets may not be recoverable and an impairment loss may have been incurred.

When potential impairment of goodwill is indicated, the Company determines the carrying value of the assets and liabilities related to the identified reporting units, including an allocation of goodwill, and estimates the respective fair value of its reporting units. The specific analysis of potential goodwill impairment then requires a two-step process. The first step of evaluating impairment involves determining if the estimated fair value of each reporting unit is less than its carrying value, in which case the Company then performs the second step of the goodwill impairment analysis. The second step requires estimating the fair value of all identifiable assets and liabilities of the respective reporting unit, in a manner similar to a purchase price allocation for an acquired business. An impairment loss is then recognized for the amount by which the carrying value of the reporting unit’s goodwill exceeds the implied fair value.

The Company uses an income approach when performing its impairment analysis. Under the income approach the Company calculates the fair value based upon the estimated discounted future cash flows of that specific reporting unit. The income approach was determined to be the most representative valuation technique that would be utilized by a market participant in an assumed transaction.

Intangible Assets

During fiscal 2010, the Company acquired ColdSpark and certain assets from Asempra, which resulted in the following changes to intangible assets (in thousands):

	Estimated Useful life	Carrying value at March 31, 2009	Intangible assets acquired	Amortization expense	Impairment	Carrying value at March 31, 2010
Technology	4 to 14 years	$824	$7,832	$(1,183)	$(5,659)	$1,814
Maintenance agreements	6 months	—	10	(10)	—	—

Total intangible assets		$824	$7,842	$(1,193)	$(5,659)	$1,814

Intangible assets consist of the following (in thousands):

	Weighted- Average Amortization Period	As of March 31, 2010			As of March 31, 2009
		Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Technology	6 years	$3,485	$(1,671)	$1,814	$1,853	$(1,029)	$824
Maintenance agreements	9 months	23	(23)	—	23	(23)	—
Non-compete agreements	2 years	516	(516)	—	516	(516)	—
Customer contracts and related relationships	4 years	427	(427)	—	427	(427)	—

Total intangible assets		$4,451	$(2,637)	$1,814	$2,819	$(1,995)	$824

Amortization expense for intangible assets was $1.2 million and $0.4 million for the years ended March 31, 2010 and 2009, respectively. For the year ended March 31, 2010, total amortization expense of $1.2 million is included in cost of revenues. For the year ended March 31, 2009, amortization expense of $0.3 million and $0.1 million, is included in cost of revenues and sales and marketing expense, respectively, in the consolidated statements of operations.

In April 2010, the Company performed its annual goodwill impairment analysis and determined that the fair value of its ColdSpark goodwill balance was zero. As a result, the Company determined it needed to review its ColdSpark-related intangible assets for impairment. To determine whether the intangible assets were impaired, the Company compared the carrying value of the intangible assets to its estimated undiscounted future cashflows expected to be generated. Based upon the analysis performed, the Company determined that the fair value of its ColdSpark related intangible assets was zero. As a result, the Company recorded an impairment charge of $5.7 million related to the net book value of its ColdSpark intangible assets.

Based on the intangible asset balances as of March 31, 2010, the estimated annual amortization expense of intangible assets is as follows (in thousands):

Fiscal year ending March 31,
2011	$690
2012	557
2013	381
2014	91
2015	14
Thereafter	81

$1,814

5. Related Party Transactions

During the years ended March 31, 2010 and 2009, an employee of the Company was a director of a software development company to which the royalties are paid under a license agreement. The royalties paid to this company are included in costs of revenues on the consolidated statement of operations. During the years ended March 31, 2010 and 2009, the Company paid royalties to this company of $78,000 and $61,000, respectively. As of March 31, 2010 and 2009, the Company owed royalties to this company of $5,000 and $22,000, respectively.

Ian Bonner, a member of the Company’s board of directors, served as Chief Executive Officer of ColdSpark from March 2008 through November 2008 and from November 2008 until the closing of the acquisition, as Acting CEO. Mr. Bonner waived his right to receive any consideration or other payments in connection with the acquisition and waived all compensation related to his services to ColdSpark. Mr. Bonner abstained from voting when the Company’s board of directors voted to approve the acquisition.

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

In November 2003, the Company’s preferred shareholder converted 4,000,000 convertible preferred shares on a one-to-one basis into common shares. Following the conversion, the Company had 18,000,000 preferred shares that remained outstanding. The conversion transaction had no cash flow impact to the Company. As of March 31, 2010, 18,000,000 preferred shares remain outstanding.

Warrants

Historically, the Company has granted warrants to purchase share capital to employees and service providers. In April 2007, the Company entered into a warrant agreement with Sun Microsystems, Inc. (“Sun”), pursuant to which the Company granted to Sun the right to purchase 4,425,126 shares of its common stock at a price of $1.78 per share, subject to adjustment per the terms of the agreement. The warrants were issued in connection with a technology development and license agreement, dated as of December 18, 2006, by and between the Company and Sun. The warrants vest upon the satisfaction of specific events and sales achievement levels as follows: 20% upon general product release; 26.67% upon a predetermined, aggregate sales achievement level by March 31, 2008; 26.67% upon a predetermined, aggregate sales achievement level by March 31, 2010; and 26.67% upon a predetermined, aggregate sales achievement level by March 31, 2010.

Upon issuance of the warrants in the first quarter of fiscal 2008, Sun had satisfied the general product release vest condition, therefore the Company recorded sales and marketing expense of $1.3 million representing the fair value of the vested warrants. As of March 31, 2010, Sun has not satisfied the sales achievement level required in order for the second, third and fourth tranches of warrants to vest. The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Risk-free interest rate	4.7%
Expected term	10.0
Stock price volatility	83%
Expected dividend yield	0%

Certain of the Company’s warrants are denominated in Canadian dollars. Per share amounts stated below have been translated to U.S. dollars.

Warrant activity is summarized as follows:

	Number of warrants	Weighted- average exercise price
Outstanding at March 31, 2008	3,324,945	$1.76
Issued	—	—
Exercised for cash	—	—
Expired	(1,180,181)	1.78

Outstanding at March 31, 2009	2,144,764	$1.74
Issued	—	—
Exercised for cash	—	—
Expired	(1,259,739)	1.73

Outstanding at March 31, 2010	885,025	$1.78

Exercisable at March 31, 2010	885,025

There were no exercises of warrants during the years ended March 31, 2010 and 2009.

Stock Options and Stock Option Modifications

The Company has a 2000, 2002 and 2003 stock option plan (collectively, the “Plans”) pursuant to which the board of directors of the Company may grant nontransferable stock options to purchase common shares of the Company to directors, officers, employees, advisers and consultants. There are 10,331,516 common shares authorized for awards under the Plans.

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

As of March 31, 2010, options to purchase 1,440,208 common shares remained available for future grants under the Plans. The maximum number of common shares which may be reserved for issuance to any one person under the Plan is 5% of the common shares outstanding at the time of grant (calculated on a non-diluted basis). Stock options granted to our directors generally vest over one year and options issued to officers and employees generally vest over four years. All options are exercisable for a maximum term of ten years.

The Company’s options granted prior to fiscal 2010 are denominated in Canadian dollars. Stock options granted during fiscal 2010 were denominated in U.S. dollars. Where applicable, per share amounts stated below have been translated to U.S. dollars at the rate of exchange in effect at the balance sheet date.

A summary of activity under the Company’s stock option plans is as follows:

	Number of options	Weighted- average exercise price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2008	5,737,543	$1.74
Granted	—	—
Exercised	—	—
Cancelled	(263,025)	1.63

Outstanding at March 31, 2009	5,474,518	$1.43
Granted	4,270,000	0.35
Exercised	—	—
Cancelled/Forfeited	(853,210)	1.96

Outstanding at March 31, 2010	8,891,308	$1.06	4.7	$43

Exercisable at March 31, 2010	5,245,058	$1.55	2.5	$6

During the year ended March 31, 2010, the Company granted 4,270,000 stock options to its directors, officers and certain employees. The weighted average fair value of stock options granted was $0.22 per share.

During the year ended March 31, 2009, the Company modified vested stock options for 5 employees who terminated during this period. The modifications extended the post-termination exercise period from 90 days post-termination to 30 days post-resumption of trading of the Company’s stock on an established exchange. There were no stock options granted to employees during the year ended March 31, 2009.

During each of the years ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense of $0.2 million related to the vesting of stock options and stock option modifications for employees who terminated during the year.

As of March 31, 2010, there was approximately $0.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock option and restricted stock unit awards that is expected to be recognized over a weighted average period of 2.6 years. To the extent the actual forfeiture rate is different from what the Company has anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

The fair values of the stock options granted during fiscal 2010 and stock options modified during fiscal 2009 were measured as the excess of the fair values of the modified stock options over their pre-modification fair values on the modification date using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Year ended March 31,
	2010	2009
Risk free interest rate	2.3%	1.8%
Expected term	5.8	1.3
Stock price volatility	70%	53%
Expected dividend yield	0%	0%

Risk-free interest rate—This is the U.S. Treasury rate on the date of grant or modification with the term that most closely resembles the expected life of the modified option.

Expected term—This is the period of time that the granted or modified option is expected to remain unexercised.

For stock option grants, the Company used the Simplified Method to determine the expected term of the option as the stock options granted are considered Plain Vanilla options. Under the Simplified Method, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The Company concluded that the Simplified Method was appropriate as it is unable to rely on historical exercise data. The Company is unable to rely on its historical exercise data as there have been no exercises in recent periods. From December 2004 through April 2009, the Company was under cease trade orders in Canada and from December 2004 through February 2009, the Company was delinquent with respect to its quarterly and annual SEC filings. Thus, the Company could not legally issue shares. Additionally, the Company’s stock was traded on the Pink Sheets from February 2005 through May 2009. Prior to the stock option grants in March 2010, all of our outstanding stock options are underwater and have been for an extended period of time.

For option modifications, the Company estimates the expected life of the option based upon when it expects its stock to resume trading on an established exchange and the amount of time available for the modified option to be exercised.

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

As of March 31, 2010 there are no restricted stock units classified as a liability award. As of March 31, 2009, there were 44,700 of the restricted stock units classified as a liability award. These awards were remeasured at each balance sheet date based upon the market value of the Company’s common stock and recognized over the requisite service period. As of March 31, 2010 and 2009, the remaining 75,000 and 105,300 restricted stock units, respectively, have been classified as equity and are being recognized over the requisite service period at the market value of the Company’s common stock on the grant date or modification date, as applicable.

During the year ended March 31, 2010, 75,000 restricted stock units vested pursuant to the vesting conditions of an outstanding restricted stock unit award. In connection with the vesting of the restricted stock units, the Company issued 45,000 shares. The remaining 30,000 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the award. During the year ended March 31, 2009, 150,000 restricted stock units vested pursuant to the vesting conditions of the amended award. In connection with the vesting of the restricted stock units, the Company issued 90,435 shares. The remaining 59,565 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the amended award. A summary of the change in restricted stock unit awards during the years ended March 31, 2010 and 2009 is as follows:

Number of shares
Unvested at March 31, 2008	300,000
Awarded	—
Vested	(150,000)
Forfeited	—

Unvested at March 31, 2009	150,000
Awarded	—
Vested	(75,000)
Forfeited	—

Unvested at March 31, 2010	75,000

Exercisable at March 31, 2010	—

As of March 31, 2010, the weighted-average remaining contractual term of the restricted stock unit award is one month and the aggregate intrinsic value of the unvested restricted stock unit award is $27,000.

During the years ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense for the restricted stock units of $40,000 and $99,000, respectively. As of March 31, 2010, total unrecognized stock-based compensation expense for the restricted stock units classified as equity was $3,000, which is expected to be recognized over approximately one month. As of March 31, 2010, there is no liability recorded related to the unvested restricted stock units. As of March 31, 2009, the Company has recorded a liability of $20,000, related to the restricted stock units classified as a liability award.

Stock-based Compensation Expense

Stock-based compensation expense is required to be reported on the same line on the statement of operations as if the compensation were paid in cash. For the years ended March 31, 2010 and 2009, the Company has reported the following amounts of stock-based compensation expense in the consolidated statements of operation (in thousands):

	Years ended March 31,
	2010	2009
Cost of revenues	$7	$4
Sales and marketing	39	2
Research and development	18	1
General and administrative	146	253

	$210	$260

7. Income Taxes

Loss before provision for income taxes for the years ended March 31, 2010 and 2009 is comprised of the following (in thousands):

	2010	2009
United States	$(10,362)	$(6,165)
Other	439	1,068

	$(9,923)	$(5,097)

The (benefit) provision for income taxes for the years ended March 31, 2010 and 2009 is comprised of the following (in thousands):

	2010	2009
Current:
United States	$17	$16
Other	(188)	338

	$(171)	$354

Deferred:
United States	$—	$—
Other	—	—

	—	—

	$(171)	$354

The income tax effects of the temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities as of March 31, 2010 and 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Net operating losses	$41,284	$35,956
Deferred revenue	8,194	11,741
Property and equipment	353	260
Accumulated other comprehensive income	2,398	1,794
Other	3,488	3,828

Deferred tax assets before valuation allowance	55,717	53,579
Less valuation allowance	(55,078)	(52,469)

Deferred tax assets	$639	$1,110

Deferred tax liabilities:
Accumulated other comprehensive income	$(339)	$(662)
Other	(300)	(448)

Net deferred tax assets	$—	$—

A reconciliation of the expected income tax benefit to the actual income tax benefit or expense reported in the consolidated statements of operations is as follows (in thousands):

	2010	2009
Computed expected income tax benefit at Canadian statutory income tax rate of 29.0% for both 2010 and 2009	$(2,878)	$(1,478)
Foreign tax rate differential	(157)	(176)
State income tax, net of U.S. federal benefits	(572)	(330)
Foreign taxes	(189)	340
Permanent differences	3,122	330
Net operating losses utilized	262	1,307
Change in valuation allowance	(108)	36
Other, net	349	325

Income tax (benefit) expense	$(171)	$354

Included in the $3.1 million permanent difference above, is $2.5 million related to the impairment of goodwill related to our ColdSpark operations. Additionally, $0.3 million of the permanent difference is related to the acquisitions costs associated with the acquisition of ColdSpark.

As of March 31, 2010, the Company has Canadian non-capital losses of approximately $6.5 million that are available to apply against future Canadian taxable income. These losses began to expire in 2010 through 2015.

BakBone Software, Inc., a U.S. operating subsidiary, has federal net operating loss carryforwards of approximately $75.3 million as of March 31, 2010 that are available to reduce its taxable income in future years. These carryforwards will begin to expire in 2021 through 2030. BakBone Software, Inc. also has state net operating loss carryforwards of approximately $61.8 million as of March 31, 2010 that are available to reduce its taxable income in future years in certain jurisdictions in which it operates. These carryforwards began to expire in 2010 through 2030.

On May 15, 2009, BakBone Software, Inc acquired 100% of the stock of ColdSpark, Inc. The acquisition of ColdSpark triggered an ownership change within the meaning of IRC §382. This ownership change limits the amount of tax attributes that can be utilized by ColdSpark that relate to the period prior to the ownership change. The Company has only disclosed the amount of tax attributes, specifically net operating losses, which can be utilized. ColdSpark, Inc., a U.S. operating subsidiary, has federal net operating loss carryforwards of approximately $14.5 million as of March 31, 2010 that are available to reduce its taxable income in future years. These carryforwards will begin to expire in 2026 through 2030. ColdSpark, Inc. also has state net operating loss carryforwards of approximately $14.5 million as of March 31, 2010 that are available to reduce its taxable income in future years in certain jurisdictions in which it operates. These carryforwards will begin to expire in 2026 through 2030.

BakBone Software Ltd., a U.K. operating subsidiary, has trade loss carryforwards of approximately $16.8 million as of March 31, 2010 that are available as reductions to its taxable income in future years. These carryforwards generally have an indefinite carryforward period.

BakBone Software KK, a Japanese operating subsidiary, has net operating loss carryforwards of approximately $0.2 million as of March 31, 2010 that are available as reductions to its taxable income in future years. These carryforwards began to expire in 2010 through 2015. Future utilization of these loss carryforwards could be subject to certain limitations under provision of Japanese tax law relating to the use of loss carryforwards obtained through merger or acquisition activity. The amount of any such limitations, if any, has not yet been determined.

The Company has tax exemptions in China and Malaysia as long as it meets specific requirements as outlined by the respective tax authority. For China and Malaysia, the Company periodically performs self assessments to verify that the specific requirements are met for exempt status.

Deferred income taxes have not been recorded on the undistributed earnings of the Company’s foreign subsidiaries based upon the Company’s intention to permanently reinvest undistributed earnings. The Company may be subject to U.S. income taxes and foreign withholding taxes if earnings of the foreign subsidiaries were distributed.

The net change in the valuation allowance for the year ended March 31, 2010 was an increase of $2.6 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical operating results and projections of future taxable income, management has determined that it is more likely than not that the deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a full valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The portion of the change in the valuation allowance recorded to accumulated other comprehensive loss during fiscal 2010 and 2009 was an increase of $0.9 million and a decrease of $1.3 million, respectively. Additionally, in connection with the purchase of ColdSpark, Inc, deferred tax assets increased by $1.8 million.

The Company records a liability for any tax positions taken that are not more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based upon the technical merits of the position. The liability for uncertain tax positions is reflected in current and long-term accrued liabilities on the consolidated balance sheets. As of March 31, 2010 and 2009, the total amount of the Company’s liability for uncertain tax positions was $0.5 million and $0.8 million, respectively. As of March 31, 2010, $0.4 million of the Company’s liability for uncertain tax positions was included in current accrued liabilities and $0.1 million was included in long-term other liabilities. As of March 31, 2009, $0.3 million of the Company’s liability for uncertain tax positions was included in current accrued liabilities and $0.5 million was included in long-term other liabilities.

A reconciliation of the unrecognized tax benefits for the years ended March 31, 2010 and 2009 is as follows (in thousands):

Balance at March 31, 2008	$803
Additions for tax positions related to the current year	9
Additions for tax positions related to prior years	44
Reductions for tax positions related to prior years	(96)
Settlements	—

Balance at March 31, 2009	$760
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	46
Reductions for tax positions related to prior years	(294)
Settlements	—

Balance at March 31, 2010	$512

The unrecognized tax benefits of $0.5 million as of March 31, 2010, would affect the Company’s effective tax rate, if recognized. The Company expects to reduce its liability for uncertain tax positions by $0.4 million during fiscal 2011 due to the expiration of statute of limitations.

The Company records interest and penalties related to uncertain tax positions in income tax expense. For the years ended March 31, 2010 and 2009, the Company recognized approximately $24,000 and $26,000, respectively, of interest and penalties related to uncertain tax positions. As of March 31, 2010 and 2009, the Company had accrued approximately $101,000 and $141,000, respectively, of interest and penalties related to uncertain tax positions.

The Company conducts business globally, and as a result, files income tax returns in the United States and in various state and foreign jurisdictions. As a result, the Company is subject to examination by taxing authorities throughout the world. The Company is not currently under audit in any tax jurisdiction. The following table summarizes the tax years in the Company’s major tax jurisdictions that remain subject to income tax examinations by tax authorities as of March 31, 2010.

Tax Jurisdiction	Fiscal Years Subject to Income Tax Examination
U.S. Federal	2000—Present
California	2000—Present
United Kingdom	2005—Present
Japan	2003—Present
Canada	2006—Present
Other Jurisdictions	2004—Present

8. Employee Benefits

The Company maintains a voluntary defined contribution plan for employees in the United States (the “U.S. Plan”) in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The U.S. Plan allows participants to contribute up to $16,500 of their annual salary, subject to certain limitations, as provided by federal law. Each year, the Company’s board of directors determines the amount, if any, of the Company’s matching contributions. There were no matching contributions to the U.S. Plan during the years ended March 31, 2010 and 2009.

The Company maintains voluntary defined contribution plans for employees of the United Kingdom entity (the “U.K. Plan”). The U.K. Plan allows participants to defer a percentage of their annual salary. In addition, the U.K. Plan calls for the Company to match a percentage of each participant’s salary annually; these matching contributions vest immediately. During the years ended March 31, 2010 and 2009, the Company contributed $0.2 million in each period.

9. Commitments and Contingencies

Litigation

The Company is involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the consolidated financial position, results of operations or liquidity and cash flows of the Company.

Leases

The Company leases certain facilities and equipment under non-cancelable operating and capital leases. Future minimum lease payments for years ending March 31 are as follows (in thousands):

	Capital leases	Operating leases
2011	$43	$1,292
2012	5	656
2013	—	668
2014	—	669
2015	—	959
Thereafter	—	112

Total minimum lease payments	48	$4,356

Less amount representing interest	(4)

Present value of net minimum lease payments, including current portion of $39	$44

Rent expense for each of the years ended March 31, 2010 and 2009 approximated $2.4 million.

Financing Arrangement

In September 2005, the Company entered into a term lease master agreement which allows the Company to finance certain equipment and expenses. Borrowings related to equipment under this arrangement are accounted for as capital lease transactions and are included in the future minimum lease payments information above under the caption—Capital Leases. All other amounts financed under this arrangement are accounted for as debt.

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

Interest rates applicable to amounts financed are determined at each borrowing date. As of March 31, 2010, the weighted-average interest rate applicable to the financed amounts was 8.8%, with the interest rates ranging from 7.8% to 9.2%. Principal and interest payments are payable monthly through June 2010. As of March 31,

2010, approximately $39,000 of debt was outstanding under this arrangement, which is scheduled to mature in fiscal 2011.

Customer Settlement

The Company entered into a settlement agreement with one of its customers whereby the Company is required to refund the customer a total of $1.4 million related to the overpayment of prior period bookings. During fiscal 2010 and 2009, the Company paid $0.4 million and $0.2 million, respectively, related to this settlement agreement. The future payments under this settlement agreement are $0.4 million for each of the years ended March 31, 2011 and 2012.

National Insurance Contribution (“NIC”) liability

The Company incurs a NIC liability in the United Kingdom, which is a tax on earned income, whenever an employee removes shares from the EBT (Note 1). The NIC liability incurred equates to a percentage of the fair value of common shares removed on the date of removal. Payroll tax liabilities generated from the exercise of an equity instrument are recognized on the date of exercise. As of March 31, 2010, 51,000 allocated and unexercised shares remained in the EBT, the NIC liability rate was 12.8%, and the fair value of the Company’s common shares was $0.36 per share, resulting in a potential NIC liability of $2,000 as of March 31, 2010.

10. Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, as well as standard indemnification agreements that the Company has executed with certain of its officers and directors, which give rise only to disclosure requirements. The Company also monitors the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

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

11. Segment Information

Segment Information

During the year ended March 31, 2009, the Company operated in one reportable segment. Effective with the ColdSpark acquisition on May 13, 2009, the Company operates two reporting segments: (i) Storage Management, which sells the NetVault products and solutions; and (ii) Message Management, which sells the ColdSpark SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. In May 2010, the Company decided to close its Message Management division. See Note 12 for further discussion.

The following table represents a summary of revenues, operating income or loss, and total assets for each reporting segment as of and for the year ended March 31, 2010 (in thousands):

	Year ended March 31, 2010
	Storage Management	Message Management	Total
Revenues from external customers	$60,824	$1,044	$61,868
Net income (loss)	$6,980	$(16,732)	$(9,752)
Total assets	$28,207	$463	$28,670

There were no inter-segment revenues during the year ended March 31, 2010.

Geographic Information

The Company currently operates in three primary geographic regions: North America; Asia-Pacific; and EMEA. The following table represents a summary of revenues by major geographic region for the periods presented (in thousands):

	Year ended March 31,
	2010	2009
North America	$22,312	$21,414
Asia-Pacific	23,077	20,283
EMEA	16,479	14,323

Total revenues	$61,868	$56,020

Revenues are presented by major geographic region based on the region from which the revenues were sourced. During the years ended March 31, 2010 and 2009, the Company’s OEM revenues have been primarily administered from North America, with subsequent revenue allocations made to the applicable region. The Company procured aggregate license and maintenance bookings in its country of domicile, Canada, of $0.8 million and $0.7 million during the years ended March 31, 2010 and 2009, respectively.

The following table represents a summary of capital assets and goodwill by major geographic region as of March 31, 2010 and 2009 (in thousands):

	North America	Asia- Pacific	EMEA	Total
Identifiable assets at March 31, 2010:
Property and equipment, net	$1,353	$101	$566	$2,020
Intangible assets, net	$1,814	$—	$—	$1,814
Goodwill	$7,615	$—	$—	$7,615

Identifiable assets at March 31, 2009:
Property and equipment, net	$1,847	$229	$637	$2,713
Intangible assets, net	$824	$—	$—	$824
Goodwill	$7,615	$—	$—	$7,615

12. Subsequent Events

Chief Executive Officer Termination

On April 6, 2010, James Johnson ceased to be the Company’s Chief Executive Officer and resigned as a member of the Company’s board of directors. Upon termination of Mr. Johnson, the Company’s board of directors appointed Steven Martin as the Company’s Interim Chief Executive Officer. Mr. Martin is continuing in his role as the Company’s Chief Financial Officer.

On May 19, 2010, the Company entered into a Separation Agreement and Release with James Johnson, former Chief Executive Officer of the Company. Consistent with the terms of the Company’s existing employment agreement with Mr. Johnson, Mr. Johnson is entitled to receive $300,000, payable over a 12 month period following the termination of his employment, less applicable withholdings and in accordance with the Company’s regular payroll practices. In addition, any unvested equity awards accelerate on the termination date as if Mr. Johnson had been employed for an additional 12-month period after the termination date. The separation agreement also includes a mutual release of claims.

ColdSpark

On May 21, 2010, the Company announced that it was exiting its ColdSpark Message Management business, which it acquired in connection with its acquisition of ColdSpark, Inc. in May 2009. The Company closed its Broomfield, Colorado office and terminated employees associated with the ColdSpark operations. The Company expects to record charges of approximately $0.5 million in the aggregate, comprised of approximately $0.3 million for termination benefits and $0.2 million for certain amounts due under its lease agreement, substantially all of which are anticipated to be recorded in the quarter ended June 30, 2010. The action is estimated to result in future cash expenditures of approximately $0.5 million and will be treated as discontinued operations in the Company’s financial statements for the first fiscal quarter ended June 30, 2010 and the full fiscal year ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2010

BAKBONE SOFTWARE INCORPORATED

By:	/S/ STEVE R. MARTIN
Steve R. Martin Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer (Principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this annual report on the date(s) indicated below:

Signature	Title	Date

/S/ STEVE R. MARTIN Steve R. Martin	Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer (principal executive, financial and accounting officer)	June 24, 2010

/S/ IAN BONNER Ian Bonner	Director	June 24, 2010

/S/ DOUGLAS LINDROTH Douglas Lindroth	Director	June 24, 2010

/S/ NEIL MACKENZIE Neil MacKenzie	Director	June 24, 2010

/S/ M. BRUCE NAKAO M. Bruce Nakao	Director	June 24, 2010

/S/ ARCHIBALD NESBITT Archibald Nesbitt	Director	June 24, 2010

/S/ RICHARD N. FRASCH Richard N. Frasch	Director	June 24, 2010

/S/ RICHARD HARROCH Richard Harroch	Director	June 24, 2010

INDEX TO EXHIBITS

Exhibit No.	Description of Documents
2.1(10)	Agreement and Plan of Merger, dated May 11, 2009, by and among BakBone Software Incorporated, Chickasaw Acquisition Corporation, Chickasaw Acquisition Corporation II, ColdSpark, Inc. and Tom Neustaetter as stockholder representative. Certain schedules and exhibits referenced in the Agreement and Plan of Merger have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

3.1(1)	Restated Articles of Continuance of the registrant

3.2(7)	Bylaws, as amended, of the registrant

4.1(1)	Shareholder Protection Rights Plan Agreement made as of June 17, 2002 by and between the registrant and CIBC Mellon Trust Company

10.1(11)	Form of Indemnity Agreement for directors and executive officers

10.2(11)	Form of Change in Control for executive officers

10.3(1)	2000 Stock Option Plan

10.4(2)	2002 Stock Option Plan

10.5(1)	Form of stock option agreement for the 2000 Stock Option Plan and the 2002 Stock Option Plan

10.6(9)	BakBone Software Incorporated 2003 Equity Incentive Plan

10.7(1)	Series A Preferred Share Purchase Agreement made as of June 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities

10.8(1)	Investors’ Rights Agreement, dated June 18, 2003, by and among the registrant and VantagePoint Venture Partners IV (Q), L.P., and certain affiliated entities

10.9(5)	Standard Form Modified Gross Office Lease, dated April 20, 2005, between The Irvine Company and the registrant

10.10(3)	Employment Agreement, dated November 1, 2004, by and between the registrant and James R. Johnson

10.11(4)	Warrant to Purchase Common Stock, dated April 17, 2007, by and between the registrant and Sun Microsystems, Inc.

10.12(5)	Stand-alone Restricted Stock Unit Award Agreement dated April 27, 2006, by and between registrant and Doug Lindroth

10.13(5)	Amendment to Stand-alone Restricted Stock Unit Award Agreement dated April 24, 2008, by and between registrant and Doug Lindroth

10.14(6)	Offer Letter, dated August 20, 2008, by and between the registrant and Steven R. Martin

10.15(7)	Offer Letter, dated February 9, 2009, by and between the registrant and Robert Wright

10.16(11)	Offer Letter, dated September 14, 2005, by and between the registrant and Kenneth Horner

10.17(11)	Amendment to Offer Letter, dated June 19, 2009, by and between the registrant and Kenneth Horner

10.18(11)	Offer Letter, dated March 29, 2006, by and between the registrant and Dan Woodward

10.19(11)	Amendment to Offer Letter, dated June 19, 2009, by and between the registrant and Dan Woodward

Exhibit No.	Description of Documents
10.20(8)	Asset Purchase Agreement dated May 1, 2009 by and between BakBone Software, Inc. and Asempra (Assignment for the Benefit of Creditors), LLC, as Assignee for the Benefit of Creditors of Asempra Technologies, Inc.

10.21(11)	Offer Letter, dated June 15, 2009, by and between the registrant and Roy Hogsed

10.22(12)	Retention Letter Agreement, dated May 19, 2010, by and between the Company and Steve Martin

10.23(12)	Retention Letter Agreement, dated May 19, 2010, by and between the Company and Dan Woodward

10.24	Retention Letter Agreement, dated May 19, 2010, by and between the Company and Roy Hogsed

10.25	Retention Letter Agreement, dated May 19, 2010, by and between the Company and Robert Wright

10.26(12)	Separation Agreement and Release, dated May 19, 2010, by and between the Company and James Johnson

10.27(12)	Separation Agreement and Release, dated May 20, 2010, by and between the Company and Kenneth Horner

21.1(11)	Subsidiaries of the registrant

23.1	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accountants

31.1	Certification of principal executive and financial officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Steve Martin

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on June 30, 2004.
(2)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 20-F filed on June 26, 2003.
(3)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on November 2, 2004.
(4)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on April 24, 2007.
(5)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on August 6, 2008.
(6)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on August 26, 2008.
(7)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Quarterly Report on Form 10-Q filed on February 9, 2009.
(8)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on May 4, 2009.
(9)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on May 13, 2009.
(10)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on May 14, 2009.
(11)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on Form 10-K filed on June 23, 2009.
(12)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on Form 8-K filed on May 21, 2010.