Form 10-K/A
period 2010-03-31
BAKBONE SOFTWARE INC
filed 2010-07-29
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Shares, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes:  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes:  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No  ☒

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

As of July 23, 2010, there were 80,534,602 shares of the registrant’s common shares outstanding.

EXPLANATORY NOTE

The undersigned registrant hereby amends in its entirety Part III of its Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as set forth in the pages attached hereto. This Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendment described above, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The name, age (as of July 23, 2010) and position of each of our directors are listed below:

Name and Country of Residence	Position	Age	Director Since
Ian Bonner(1)(2)(3)	Director	55	2004
Texas, USA

Douglas S. Lindroth(2)	Director	43	2007
California, USA

Neil MacKenzie(1)	Director	66	2000
Alberta, Canada

Bruce Nakao(1)(3)	Director	66	2004
California, USA

Archie Nesbitt(2)	Director	61	2000
Alberta, Canada

Richard Frasch(4)	Director	58	2009
California, USA

Richard Harroch(4)	Director	57	2009
California, USA

(1)	Member of audit committee.
(2)	Member of compensation committee.
(3)	Member of nominating committee.
(4)	Directors appointed by the holders of Series A Preferred Shares (the “Preferred Shares”)

Information Regarding our Directors

Ian Bonner has served as President and Chief Executive Officer of Attensity Group, a California based technology company that provides sophisticated data and semantic analytics, since January 2009. Mr. Bonner served as Chief Executive Officer of ColdSpark, a Colorado based technology company, from March 2008 through November 2008 and as acting Chief Executive Officer from November 2008 through April 2009. Mr. Bonner was a member of the board of directors of ColdSpark from March 2008 through May 2009. We acquired ColdSpark on May 13, 2009. Mr. Bonner served as the President, Chief Executive Officer and director of INXIGHT Software, Inc. a leading developer of text analytics software for complex intelligence discovery projects, from June 2004 through July 2007. The company was acquired by Business Objects SA in July 2007. He currently serves on the board of directors for Wireless Matrix Corporation (TSX:WRX) and ITKO Software, a privately held software developer of development and testing tool software. Mr. Bonner served on the board of directors of Island Pacific Software (AMEX: IPI) from 1998 to 2009. From May 2003 until February 2004, Mr. Bonner was the President and Chief Executive Officer of Sistina Software. Sistina Software was acquired by RedHat, Inc. in December 2003. From April 2001 until March 2003, Mr. Bonner was the President and Chief Executive Officer for Terraspring Software, a privately held developer of infrastructure automation software that was subsequently acquired by Sun Microsystems. From August 1992 to April 2001, Mr. Bonner held various senior management positions at IBM and participated in the internal development and acquisition of Lotus Notes and Tivoli Storage Manager, IBM’s storage management and archiving software. Mr. Bonner received his Bachelor of Commerce from the University of the Witwatersrand and his Post-Graduate Marketing and Advanced Diploma from the University of South Africa. Mr. Bonner’s extensive experience in the software industry provides our Board with important insight into our research and development efforts and competing technologies. Mr. Bonner’s experience on public company boards and management and business development expertise at technology and software companies also provides experience and perspective to the Board in developing and overseeing the execution of our operations and strategic initiatives.

Douglas Lindroth currently serves as the Chief Financial Officer of Limelight Networks (Nasdaq:LLNW), a leading provider of high-performance content delivery network services. Prior to this, he served as our Chief Financial Officer from April 2006 to May 2007. Before joining BakBone, Mr. Lindroth was Senior Vice President and Chief Financial Officer for Memec Group Holdings Limited, a privately held company and one of the world’s leading specialty semiconductor distributor. Mr. Lindroth also held other positions at Memec including Vice President of Finance for the Americas, Chief Administrative Officer for Atlas Business Services, a subsidiary of Memec, and Controller of the Americas. Prior to joining Memec, Mr. Lindroth was a Senior Audit Manager with KPMG LLP. Mr. Lindroth served on the board of directors and audit committee of Omniture Incorporated (NASDAQ: OMTR) (FKA: WebSideStory, Inc.) from February 2006 to February 2008, and Limelight Networks from February 2008 to October 2008. Mr. Lindroth graduated from San Diego State University with a bachelor’s degree in Business Administration with an emphasis in accounting. Mr. Lindroth holds a CPA license in the State of California. Mr. Lindroth’s senior management experience in the technology and software industries and his financial and accounting expertise, including his knowledge of financial markets, financing operations, and accounting and financial reporting processes and internal control over financial reporting, is valuable to the Board in understanding, advising, and overseeing our operations, strategic initiatives and financial activities.

Neil MacKenzie served as a director and Vice President for Newpark Drilling Fluids Canada Inc., a subsidiary of Newpark Resources Incorporated (NYSE:NR), from 1998 until August 2009. From 2004 to 2007, Mr. MacKenzie was Chief Executive Officer and board member for Challenger Energy Corp. (TSX-V:CHQ, AMEX:CHQ). From 1976 to 1998, Mr. MacKenzie was President of Protec Mud Service Ltd., a privately-held company which he co-founded. Mr. MacKenzie was a director of Southpoint Resources Ltd. from September 2002 to August 2005, and currently serves on the boards of directors of Wireless Matrix Corporation (TSX:WRX) and Canyon Services Group Inc. (TSX:FRC). Mr. MacKenzie served as a Director of Essential Energy Services Operating Corp. (OTCBB: EEYUF) from 2006 to April 4, 2008. Mr. MacKenzie attended the Southern Alberta Institute of Technology. Mr. MacKenzie’s long history of service on our Board provides the Board with significant institutional knowledge of the Company. His experience on the boards of directors of Canadian public companies provides the Board with insight into the management and compliance issues. In addition, he provides the Board with knowledge of the Canadian capital markets, where a significant portion of our shares are held.

Bruce Nakao is former Senior Vice President, Finance and Administration, and Chief Financial Officer for Ask Jeeves, Inc., an Internet search company, where he served from April 1999 until his retirement in July 2000. Prior to Ask Jeeves, Mr. Nakao was Senior Vice President, Finance and Administration and the Chief Financial Officer of Puma Technology (now known as Intellisync Corporation), an enterprise software and service provider, recently purchased by Nokia. Prior to Puma, Mr. Nakao was Senior Vice President and Chief Financial Officer for Adobe Systems, Inc., where he helped take the company public in August 1986. Earlier in his career, Mr. Nakao held executive-level positions at Ross Systems, Dividend Industries, Inc. and Itel Corp. He was also a member of Arthur Andersen & Company’s audit and consulting staff, during which time he received his California CPA certificate. Mr. Nakao holds a Bachelor of Arts degree in business and economics from the University of Washington and a Masters of Business Administration from Stanford University. Mr. Nakao’s experience in the software and technology industry and his resulting management and business development expertise provide the Board with important insight into our industry, research and development efforts and competitors. Mr. Nakao’s financial and accounting expertise, including his experience and knowledge in financial markets, financing operations, and accounting and financial reporting processes, are valuable to the Board and our Audit Committee.

Archie Nesbitt is a lawyer practicing for the past 31 years and has been President of A.J. Nesbitt Professional Corp. since 1978. Mr. Nesbitt serves on the boards of directors of Abacus Mining & Exploration Ltd. (TSX-V:AME) and Golden Band Resources Ltd. (TSX-V:GBN). Mr. Nesbitt holds a Bachelor of Laws degree from the University of Western Ontario and a Bachelor of Commerce degree (with Honors) from Queens (Ontario) University. Mr. Nesbitt has served on the Board since 2000 and provides the board with significant institutional knowledge of the Company. His experience on the boards of directors of Canadian public companies provides the Board with insight into the management, oversight and compliance matters. In addition, he provides the Board with knowledge of the Canadian capital markets, where a significant portion of our shares are held.

Information Regarding Directors Appointed by the Holders of the Preferred Shares

Richard N. Frasch is former Vice President of Business Development and Legal Affairs for GlobiTech Holding Company, a holding company for epitaxial wafering companies headquartered in Texas, where he served from December 2005 through the sale of that company’s main operating subsidiary and the dissolution of the holding company in late 2008. Prior to GlobiTech, Mr. Frasch served as a Managing Director at KLM Capital Group, an international venture capital firm, where he focused on high technology investments in the U.S. and Asia from October 1998 to November 2005. Mr. Frasch has also worked in a variety of executive positions including as a Managing Director and General Counsel of Talegen Holdings, Inc., a group of property and casualty insurance companies previously owned by Xerox Corporation, as well as Pettit & Martin and Chickering & Gregory, two San Francisco-based law firms. Mr. Frasch has a B.A. degree from Claremont Men’s College, where he graduated magna cum laude, and a J.D. degree from the University of California at Berkeley. Mr. Frasch is one of two representatives of VantagePoint Venture Partners currently appointed to serve on our Board by VantagePoint pursuant to the Series A Preferred Shares provisions of our Articles. Mr. Frasch has significant business development, legal and venture capital experience in the technology industry.

Richard Harroch is a Managing Director and the Global Head of Mergers and Acquisitions for VantagePoint Venture Partners, a venture capital fund based in the San Francisco area. Mr. Harroch is also a member of the firm’s Information Technology Group. Prior to joining VantagePoint Venture Partners in 2003, Mr. Harroch was a partner in the corporate department of Orrick, Herrington & Sutcliffe LLP, an international law firm. Mr. Harroch serves on the Board of a number of VantagePoint’s private technology and internet investments. Mr. Harroch has a B.A. from the University of California at Berkeley, and a J.D. from the University of California at Los Angeles Law School, where he was the Managing Editor of the UCLA law review. Mr. Harroch is one of two representatives of VantagePoint Venture Partners currently appointed to serve on our Board by VantagePoint pursuant to the Series A Preferred Shares provisions of our Articles. Mr. Harroch has significant legal, mergers and acquisitions and venture capital experience in the technology industry.

Executive Officers

The following sets forth certain information regarding our officers as of July 23, 2010. Our officers are elected and serve at the discretion of our board of directors. There are no family relationships among any of our directors and executive officers.

Steven Martin, age 49, joined BakBone on August 20, 2008 as Chief Financial Officer and Senior Vice President and has been serving as our Interim Chief Executive Officer since April 6, 2010. From January 2008 through June 2008, Mr. Martin served as Acting Chief Accounting Officer for Leap Wireless International, a publicly traded wireless communications company listed on the Nasdaq Global Select Market. Mr. Martin served as Chief Financial Officer of Stratagene Corporation, a publicly traded company specializing in the development, manufacturing and marketing of specialized research and clinical diagnostic products, from July 2005 to June 2007 and was Director of Finance of Stratagene Corporation from May 2004 through June 2005. Stratagene was acquired by Agilent Technologies in June 2007. From March 2001 to May 2003, Mr. Martin served as Controller of Gen-Probe Incorporated, a publicly traded company that develops, manufactures and markets nucleic acid testing products for the diagnosis of disease and screening human blood. Prior to that, Mr. Martin served as Vice President Finance of Nuera Communications, Inc., Vice President and Controller of Aldila Golf Corp. and Senior Audit Manager of Deloitte & Touche LLP. Mr. Martin is a certified public accountant and holds a B.S. in Accounting from San Diego State University.

Roy Hogsed, age 67, joined BakBone on June 15, 2009 as our Senior Vice President of Worldwide Sales. Prior to joining BakBone, Mr. Hogsed served as Executive Vice President of Worldwide Sales at nuBridges, Inc., a software company that offers software and services to protect sensitive data, from May 2006 to June 2009, where he was instrumental in restructuring their sales team and increasing revenues year over year. Mr. Hogsed served as President and Chief Executive Officer of iSoft, Inc., a startup application software company, from November 2002 to May 2006, where he developed their distribution channels resulting in revenue growth. Before joining iSoft, Inc., Mr. Hogsed spent 29 years working with various software companies on developing their sales teams, increasing their distribution channels and growing revenues.

Dan Woodward, age 49, has served as Senior Vice President, Product Delivery since February 2007. Mr. Woodward served as our Vice President, Quality Assurance from June 2006 to February 2007. Mr. Woodward joined BakBone in April 2006 as Director of Worldwide Information Systems. Prior to joining BakBone, Mr. Woodward accumulated a wide range of depth and experience in conceptualizing and delivering strategic solutions in the quality and engineering arenas with functional expertise in operations, sales, marketing, and finance. From September 2002 to June 2006, Mr. Woodward served as a management consultant and adviser to a number of software and related high-tech firms, including BakBone Software, Inc. during the period of February 2005 to March 2006. From May 1999 to September 2002, Mr. Woodward served as Chairman and Chief Executive Officer of Enherent Corp., a publicly held software company. From August 1997 to May 1999, he held the positions of President of the telecommunications industry group and Vice President of the communications, entertainment and media group at Electronic Data Systems Corporation (“EDS”). Before joining EDS, Mr. Woodward spent 15 years at IBM, most recently leading the IBM Global Services portfolio for the southwest U.S. as Vice President and Area General Manager.

Robert Wright, age 58, joined BakBone on February 1, 2009 as Senior Vice President and General Counsel. From October 2006 through August 2008, Mr. Wright served as Senior Vice President and General Counsel for Skywire Software LLC, a diversified software company specializing in insurance, financial services, utilities, healthcare and enterprise services management. Skywire Software was sold to Oracle, Inc. in July 2008. From November 2002 through September 2006, Mr. Wright held various positions, including General Counsel and Chief Counsel, with SoftBrands, Inc. a publicly traded software company on the American Stock Exchange. Prior to joining SoftBrands, Inc., Mr. Wright spent several years serving in various positions within the software industry. Mr. Wright received his Masters of Business Administration with an emphasis in finance from Texas Tech University, College of Business Administration and holds a J.D. from Texas Tech University, School of Law.

Committees of the Board of Directors

During the fiscal year ended March 31, 2010, the board of directors held twelve (12) meetings and acted by written consent two (2) times. The board of directors has established three standing committees: an audit committee, a compensation committee and a nominating committee.

Audit Committee

The audit committee is responsible for, among other things, reviewing our financial reporting procedures, internal controls and the performance of our external auditors. The audit committee has direct communication channels with our management and finance group, as well as with our external auditors to discuss and review specific issues as appropriate. The committee is also responsible for reviewing quarterly financial statements and annual financial statements. The members of our audit committee are Messrs. Nakao, Bonner and MacKenzie. The audit committee is presently composed entirely of directors who are both independent and financially literate in compliance with the requirements of the National Instrument – Audit Committees 52-110 (NI 52-110) and are independent as defined under Rule 10A-3 under the Exchange Act and Nasdaq Stock Market qualitative listing standards and under NI 52-110. Mr. Nakao is an “audit committee financial expert,” as defined in the rules of the SEC. Mr. Nakao, a former certified public accountant, has served as Chief Financial Officer for three public companies in addition to holding a variety of senior financial positions over the past thirty years. By virtue of their prior history and business experience, which is summarized above in “Information Regarding Our Nominees,” each of Messrs. Nakao, Bonner and MacKenzie has the relevant experience to meaningfully contribute to the audit committee and is financially literate as defined under NI 52-110. We are considered a venture issuer under Canadian securities law and are relying on the exemption found in Part 6.1 of NI 52-110. The audit committee met six (6) times during the fiscal year ended March 31, 2010. The written charter of the audit committee is available our website at www.bakbone.com/auditcharter.

Compensation Committee

The compensation committee reviews and makes recommendations to our board of directors concerning the compensation and benefits of our executive officers, including our Chief Executive Officer, and directors, oversees the administration of our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits. The compensation committee may from time to time delegate duties or responsibilities to a subcommittee. The members of our compensation committee are Ian Bonner, Archie Nesbitt and Doug Lindroth, all of whom would be considered independent under Nasdaq Stock Market qualitative listing standards and as defined under NI 52-110. The compensation committee met three (3) times during the fiscal year ended March 31, 2010 and acted by written consent three (3) times. The compensation committee acts pursuant to a written charter, which is available for review on our website at www.bakbone.com/compensationcommitteecharter. The compensation committee did not engage a compensation consultant in fiscal year 2010.

Nominating Committee

When appropriate, the nominating committee identifies prospective candidates to serve on the board of directors, recommends nominees for election to the board of directors, develops and recommends board member selection criteria and considers committee member qualification. The members of our nominating committee are Ian Bonner and Bruce Nakao. Mr. Bonner and Mr. Nakao would be considered independent under Nasdaq Stock Market qualitative listing standards and as defined in Canada under NI 52-110. The nominating committee did not meet during the fiscal year ended March 31, 2010. The nominating committee acts pursuant to a written charter, which is available for review on our website at www.bakbone.com/nominatingcommitteecharter.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2010, one late Form 4 was filed, each representing one transaction, for each of the following directors: Archie Nesbitt, Doug Lindroth and Ian Bonner.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics Policy that applies to all employees, including our principal executive, financial and accounting officers. A copy of this code is available on our website at www.bakbone.com/codeofbusinessconduct. We intend to disclose any changes or waivers from its code of ethics by filing any amendments to the Code of Business Conduct and Ethics Policy on SEDAR and by either posting such information on our website or by filing a Form 8-K.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation paid to or earned by our Chief Executive Officer and our other two most highly compensated executive officers for the fiscal years ended March 31, 2010 and 2009.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)		Total ($)
James Johnson(2)	2010	300,000	154,263	91,875	(3)	546,138
Chief Executive Officer	2009	275,000	—	204,750	(3)	479,750

Steve Martin(4)	2010	250,000	49,585	45,000	(5)	344,585
Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer	2009	154,327	—	67,500	(6)	221,827

Kenneth Horner(7)	2010	235,000	66,113	62,106	(8)	363,219
Senior Vice President, Corporate Development and Strategy	2009	235,000	—	71,471	(9)	306,471

(1)	Reflects the grant date fair value of awards granted calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC 718). Assumptions used in the calculation of this amount for fiscal years ended March 31, 2010 and 2009 are included in footnote 6 to our audited financial statements for the fiscal year ended March 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 24, 2010.
(2)	Effective April 6, 2010, James Johnson ceased to be our Chief Executive Officer and resigned as a member of our board of directors.
(3)	During the years ended March 31, 2010 and 2009, Mr. Johnson was eligible to receive non-equity incentive plan compensation of up to $210, 000, based upon the achievement of specific performance goals.
(4)	Effective April 6, 2010, our board of directors appointed Steven Martin as our Interim Chief Executive Officer. Mr. Martin will also continue in his role as our Chief Financial Officer. Mr. Martin joined BakBone Software as our Senior Vice President and Chief Financial Officer in August 2008.
(5)	During the year ended March 31, 2010, Mr. Martin was eligible to receive non-equity incentive plan compensation of up to $100,000, of which 60% was based upon the Company’s achievement of certain quarterly and fiscal year bookings targets, and the remaining 40% was based upon Mr. Martin’s achievement of certain corporate goals and objectives.
(6)	During the year ended March 31, 2009, Mr. Martin was eligible to receive non-equity incentive plan compensation of up to $75,000, based upon Mr. Martin’s achievement of certain corporate goals and objectives.
(7)	Effective May 21, 2010, Mr. Horner ceased to be our Senior Vice President, Corporate Development and Strategy.
(8)	During the year ended March 31, 2010, Mr. Horner was eligible to receive non-equity incentive plan compensation of up to $165,000, based upon the Company’s achievement of certain quarterly and fiscal year bookings targets.
(9)	During the year ended March 31, 2009, Mr. Horner was eligible to receive non-equity incentive plan compensation of up to $165,000, based upon the Company’s achievement of certain quarterly and fiscal year bookings and operating expense targets.

Outstanding Equity Awards at March 31, 2010

The following table sets forth for the number of securities underlying outstanding option awards under our equity compensation plans for each named executive officer as of March 31, 2010. There are no outstanding shares of restricted stock held by our named executive officers as of March 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
James Johnson	1,300,000	(1)	—		$1.08	11/1/2014
	175,000	(2)	525,000	(2)	$0.35	3/2/2020
Steve Martin	56,250	(3)	168,750	(3)	$0.35	3/2/2020
Kenneth Horner	75,000	(4)	225,000	(4)	$0.35	3/2/2020

(1)	The shares underlying this option vest over a four-year period, with 25% of the options becoming exercisable on the first anniversary of the date of grant and the remaining 75% vesting monthly over the remaining three years. The option was granted on November 1, 2004.
(2)	The shares underlying this option vest over a four-year period, with 25% of the options becoming exercisable immediately upon grant and the remaining 75% vesting monthly over the remaining four years. The option was granted on March 2, 2010. On April 6, 2010, Mr. Johnson ceased to be our Chief Executive Officer and on May 19, 2010, we entered into a Separation Agreement and Release with Mr. Johnson. As part of this agreement, any unvested equity awards accelerate on the termination date as if Mr. Johnson had been employed for an additional 12-month period after the termination date. As a result, 339,062 of the shares underlying these options were forfeited upon Mr. Johnson’s termination.
(3)	The shares underlying this option vest over a four-year period, with 25% of the options becoming exercisable immediately upon grant and the remaining 75% vesting monthly over the remaining four years. The option was granted on March 2, 2010.
(4)	The shares underlying this option vest over a four-year period, with 25% of the options becoming exercisable immediately upon grant and the remaining 75% vesting monthly over the remaining four years. The option was granted on March 2, 2010. Mr. Horner ceased employment with the Company on May 21, 2010 and upon termination, 215,625 of the shares underlying this option were forfeited.

Employment Agreements

We entered into a letter agreement with Mr. James Johnson, our former President and Chief Executive Officer, on October 28, 2004. Pursuant to the letter agreement, Mr. Johnson received an annual salary and was eligible to receive an annual bonus based on the achievement of specific performance goals. Mr. Johnson’s base salary for fiscal 2010 was $300,000 and he was eligible to receive up to $210,000 as an annual bonus. In addition, under the terms of the letter agreement, Mr. Johnson was issued an option to purchase 1,300,000 shares of our common stock. This option vested over four years, with the first 25% of the options vesting on the first anniversary of Mr. Johnson’s commencement of employment with us and the remaining shares vesting monthly. On March 2, 2010, we issued Mr. Johnson an option to purchase 700,000 shares of our common stock. This option vested over four years, with the first 25% of the options vesting immediately and the remaining shares vesting monthly over the remaining four years.

On April 6, 2010 Mr. Johnson resigned as Chief Executive Officer and on May 19, 2010, we entered into a Separation Agreement and Release with Mr. Johnson. Consistent with the terms of our existing letter agreement with Mr. Johnson, Mr. Johnson is entitled to receive $300,000 in severance payments, payable over a 12 month period following the termination of his employment, less applicable withholdings and in accordance with our regular payroll practices. In addition, any unvested equity awards accelerated on the termination date as if

Mr. Johnson had been employed for an additional 12-month period after the termination date. As a result, vesting of options to purchase 175,000 common shares accelerated. The separation agreement also includes a mutual release of claims.

We entered into a letter agreement with Mr. Kenneth Horner, our former Senior Vice President of Corporate Development and Strategy, on September 14, 2005. Pursuant to the agreement, Mr. Horner received a base salary of $235,000 during fiscal 2010 and was eligible to receive up to $165,000 as an annual bonus. Mr. Horner resigned on May 20, 2010. Consistent with the terms of the existing letter agreement with Mr. Horner, as amended, Mr. Horner received $117,500, payable in a one-time lump sum severance payment in connection with the termination of his employment with us, less applicable withholdings. On May 20, 2010, we entered into a Separation Agreement and Release with Mr. Horner, effective May 21, 2010. The separation agreement includes a release of claims by Mr. Horner.

We entered into a letter agreement with Mr. Steven R. Martin, our Chief Financial Officer, on August 18, 2008. Pursuant to the agreement, Mr. Martin receives an annual salary and may be eligible to receive an annual bonus based on the achievement of specific performance goals. Mr. Martin’s current base salary is $250,000 and he is currently eligible to receive up to $125,000 as an annual bonus. If Mr. Martin is terminated without cause or terminates his employment with us for good reason, other than in connection with a change in control, he is entitled to a severance benefit of six months of his base salary.

Change in Control Agreements

We have entered into Change in a Control Letter Agreement with Mr. Martin. The agreement provides for certain additional employment benefits to be provided in the event of a change in control, defined by the agreement as one or more of the following events, whether in a single transaction or a series of related transactions: (i) the consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; (ii) the sale, transfer or other disposition of all or substantially all of the Company’s assets; (iii) any transaction as a result of which any person or related group of persons becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing at least 50% of the total voting power represented by the Company’s then outstanding voting securities, other than as a result of the new issuance of securities by the Company in any transaction or series of related transactions determined by the board of directors to be for the primary purpose of raising capital; or (iv) a liquidation or dissolution of the Company.

If within twelve months following the consummation of a change in control, Mr. Martin is terminated by the Company without cause or terminates voluntarily for good reason, he would be entitled to receive: (i) severance payment in the amount equal to nine months of base salary in effect as of the termination date; (ii) continuation of health care benefits for a nine month period following the termination date; and (iii) acceleration of vesting of all unvested stock options.

Retention Agreements

We have entered into Retention Agreements with certain members of our senior management, including Mr. Martin. Pursuant to the terms of the Retention Agreement with Mr. Martin, Mr. Martin is entitled to receive: (i) payment of a lump sum cash retention bonus of $125,000 if Mr. Martin remains continuously employed with the Company through the earlier to occur of April 30, 2011 or a change in control of the Company; (ii) payment of an additional lump sum cash retention bonus of $125,000, provided that Mr. Martin remains continuously employed with the Company through the earlier to occur of April 30, 2012 or a change in control; and (iii) payment of an additional lump sum payment of $250,000 if, within 12 months following the consummation of a change in control, Mr. Martin is either terminated by the Company or any successor entity without cause or voluntarily terminates his employment with the Company for good reason.

Interim Chief Executive Officer Bonus

In connection with Mr. Martin’s appointment as Interim Chief Executive Officer, the Company’s board of directors approved a cash incentive award of $50,000 payable to Mr. Martin upon the appointment of a permanent Chief Executive Officer.

Director Compensation

Name(1)	Year	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Ian Bonner(3)	2010	42,500	42,958	16,970	(4)	102,428
	2009	46,750	—	15,149	(4)	61,899
Douglas Lindroth(5)	2010	37,750	42,958	—		80,708
	2009	40,750	—	24,917	(6)	65,667
Neil MacKenzie(7)	2010	35,250	42,958	—		78,208
	2009	42,894	—	—		42,894
M. Bruce Nakao(8)	2010	62,500	42,958	—		105,458
	2009	70,625	—	—		70,625
Archie Nesbitt(9)	2010	32,000	42,958	—		74,958
	2009	32,912	—	—		32,912
Richard Frasch(10)	2010	29,763	42,958	—		72,721
	2009	—	—	—		—
Richard Harroch(11)	2010	23,589	42,958	—		66,547
	2009	—	—	—		—

(1)	Former director James Johnson served as our President and Chief Executive Officer until April 6, 2010. He is not included in this table, as he received no compensation for his services as a director. The compensation received by Mr. Johnson as our employee is shown in the Summary Compensation Table.
(2)	Reflects the grant date fair value of awards granted calculated in accordance with ASC 718. Assumptions used in the calculation of this amount for fiscal years ended March 31, 2010 and 2009 are included in footnote 6 to our audited financial statements for the fiscal year ended March 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 24, 2010.
(3)	As of March 31, 2010, Mr. Bonner held options to purchase up to 350,000 of our common shares, 150,000 of which were fully vested. The remaining 200,000 options were granted on March 2, 2010 and vest 100% on the first anniversary of the date of grant.
(4)	Reflects health benefits paid on behalf of Mr. Bonner.
(5)	As of March 31, 2010, Mr. Lindroth held 300,000 restricted stock units and options to purchase up to 200,000 of our common shares. The restricted stock units were granted on April 27, 2006 and vest over a four-year period, with 50% of the units vesting on the second anniversary of the date of grant and 25% vesting on each of the third and fourth anniversary of the dates of grant. The options were granted on March 2, 2010 and vest 100% on the first anniversary of the date of grant.
(6)	Reflects compensation received by Mr. Lindroth for consulting services provided during fiscal 2009 under the Transition Agreement and Release entered into in May 2007 in connection with his resignation as our Chief Financial Officer and health benefits paid on behalf of Mr. Lindroth. Mr. Lindroth elected to terminate the benefits offered effective in December 2008.
(7)	As of March 31, 2010, Mr. MacKenzie held options to purchase up to 450,000 of our common shares, 250,000 of which were fully vested. The remaining 200,000 options were granted on March 2, 2010 and vest 100% on the first anniversary of the date of grant.

(8)	As of March 31, 2010, Mr. Nakao held options to purchase up to 350,000 of our common shares, 150,000 of which were fully vested. The remaining 200,000 options were granted on March 2, 2010 and vest 100% on the first anniversary of the date of grant.
(9)	As of March 31, 2010, Mr. Nesbitt held options to purchase up to 600,000 of our common shares, 400,000 of which were fully vested. The remaining 200,000 options were granted on March 2, 2010 and vest 100% on the first anniversary of the date of grant.
(10)	As of March 31, 2010, Mr. Frasch held options to purchase up to 200,000 of our common shares. These options were granted on March 2, 2010 and vest 100% on the first anniversary of the date of grant.
(11)	As of March 31, 2010, Mr. Harroch held options to purchase up to 200,000 of our common shares. These options were granted on March 2, 2010 and vest 100% on the first anniversary of the date of grant.

Summary of Director Compensation

Each of our non-employee directors receives the following compensation for serving on our board of directors:

•	an annual retainer of $25,000 payable quarterly in arrears, except for the chairperson of the audit committee who receives an annual retainer of $50,000;

•	$1,000 per board meeting attended in person or $500 per board meeting attended by teleconference; and

•	reimbursement of reasonable expenses incurred in connection with attending board and committee meetings.

In addition, the chairperson of each of our committees is entitled to receive $2,000 per annum for acting in such capacity and other committee members are entitled to receive $750 for each committee meeting attended.

On March 2, 2010, each board member was granted options to purchase up to 200,000 of our common shares at $0.35 per share. These options vest 100% on the first anniversary of the grant date. Prior to the options granted on March 2, 2010, our directors had not received any option grants since August 2004.

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

The following table sets forth certain information concerning the beneficial ownership of our shares as of July 23, 2010, assuming conversion of all of our outstanding preferred shares into common shares, by:

•	each person we know to be the beneficial owner of 5% or more of our outstanding common shares;

•	each named executive officer as of March 31, 2009 listed in the Summary Compensation Table under the heading “Executive Compensation”;

•	each of our current directors; and

•	all of our current executive officers and directors as a group.

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

	Common Shares Owned		Series A Preferred Shares Owned		Common Shares on an As Converted Basis
Name or Group of Beneficial Owners	Number of Shares	Percentage of Class(1)	Number of Shares	Percentage of Class(1)	Number of Shares	Percentage of Class(1)
5% Shareholders:
Entities managed by VantagePoint Venture Partners(2)	79	*	18,000,000	100%	18,000,079	18.3%
1001 Bayhill Drive, Suite 300
San Bruno, CA 94066

Entities managed by David Kronfeld and JK&B Capital(3)	11,474,582	14.2%	—	—	11,474,582	11.6%
180 N. Stetson Avenue, Suite 4500
Chicago, IL 60601

John A. Kryzanowski(4)	6,384,963	7.9%	—	—	6,384,963	6.5%
101 California Street, 46th Floor
San Francisco, CA 94111

Named Executive Officers:
James R. Johnson(5)	—	—	—	—	—	—
Steve Martin(6)	77,344	*	—	—	77,344	*
Kenneth Horner(7)	84,375	*	—	—	84,375	*

Current Directors:
Ian Bonner(8)	155,000	*	—	—	155,000	*
Douglas Lindroth	180,435	*	—	—	180,435	*
Neil MacKenzie(9)	672,675	*	—	—	672,675	*
M. Bruce Nakao(10)	450,000	*	—	—	450,000	*
Archie Nesbitt(11)	651,716	*	—	—	651,716	*
Richard Frasch	—	—	—	—	—	—
Richard Harroch	—	—	—	—	—	—

Current executive officers and directors as a group (11 persons)(12)	2,273,108	2.8%	—	—	2,273,108	2.3%

*	Represents less than 1%.
(1)	Applicable percentage ownership is based on 80,534,602 of our common shares and 18,000,000 preferred shares outstanding as of July 23, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares, subject to the applicable community property laws. Our common shares subject to options or warrants currently exercisable, or exercisable within 60 days after July 23, 2010, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 16,294,242 shares held by VantagePoint Venture Partners IV (Q), L.P., 1,633,237 shares by VantagePoint Venture Partners IV, L.P., and 72,600 shares held by VantagePoint Venture Partners IV Principals Fund, L.P. (each of the foregoing entities collectively referred to herein as “VantagePoint”). Information obtained from VantagePoint’s Amendment No. 2 to Schedule 13D filed with the SEC on September 23, 2009.

(3)	Includes 10,556,616 shares held by JK&B Capital IV, L.P. and 917,966 shares held by JK&B Capital IV QIP, L.P. (each of the foregoing entities collectively referred to herein as “JK&B”). Information obtained from David Kronfeld’s Form 4 filed with the SEC on July 9, 2010.
(4)	Information obtained from Mr. Kryzanowski’s Amendment No. 4 to Schedule 13G filed with the SEC on February 11, 2010. Mr. Kryzanowski is the sole beneficial owner of 6,384,963 common shares, for which he has sole voting and dispositive power.
(5)	Upon termination Mr. Johnson held options to purchase up to 1,660,938 of our common shares, which expired on July 5, 2010.
(6)	Includes options to purchase up to 77,344 of our common shares held by Mr. Martin within 60 days of July 23, 2010.
(7)	Includes options to purchase up to 84,375 of our common shares held by Mr. Horner. These options were vested upon his termination and expire on August 21, 2010.
(8)	Includes options to purchase up to 150,000 of our common shares held by Mr. Bonner exercisable within 60 days of July 23, 2010.
(9)	Includes options to purchase up to 250,000 of our common shares held by Mr. MacKenzie exercisable within 60 days of July 23, 2010.
(10)	Includes options to purchase up to 150,000 of our common shares held by Mr. Nakao exercisable within 60 days of July 23, 2010.
(11)	Includes options to purchase up to 400,000 of our common shares held by Mr. Nesbitt exercisable within 60 days of July 23, 2010.
(12)	Includes options to purchase up to 1,113,282 of our common shares held by our current executive officers and directors exercisable within 60 days of July 23, 2010.

Equity Compensation Plan Information

Information about our equity compensation plans at March 31, 2010 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	8,891,308	$1.06	1,440,208
Equity compensation plans not approved by security holders(2)	75,000	—	—

Total	8,966,308	$1.06	1,440,208

(1)	Consists of our 2000 Stock Option Plan, 2002 Stock Option Plan and 2003 Equity Incentive Plan.
(2)	Consists of Restricted Stock Units issued under a stand-alone agreement.

Additional information regarding our stock option plans and plan activity for fiscal 2009 and 2010 is provided in our consolidated financial statements. See Notes to Consolidated Financial Statements, Note 6 “Shareholder’s Deficit”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Indebtedness of Directors, Executive Officers and Senior Officers

None of our directors, executive officers, employees or former executive officers or former directors or former employees of the Company or its subsidiaries, or any associate of any such director, officer or employee is, or has been at any time since the beginning of our most recently completed financial year, indebted to us or any of our subsidiaries in respect of any indebtedness that is still outstanding, nor, at any time since the beginning of our most recently completed financial year has any indebtedness of any such person been the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by us or any of our subsidiaries, other than routine indebtedness.

Related Person Transactions

During fiscal 2010, there have not been, nor are there currently proposed, any transactions or series of transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest.

On May 13, 2009, we completed our acquisition of ColdSpark, Inc. Mr. Ian Bonner, a member of our board of directors, served as Chief Executive Officer of ColdSpark, Inc. from March 2008 through November 2008 and as acting Chief Executive Officer from November 2008 through May 2009. Mr. Bonner was also serving as a director of ColdSpark at the time of the acquisition. Mr. Bonner has waived his rights to (i) receive any consideration or other payments in connection with our acquisition of ColdSpark and (ii) receive compensation for his services to ColdSpark accrued since November 2008. Mr. Bonner abstained from voting when our board of directors voted to approve the acquisition.

Procedures for Approval of Related Party Transactions

Pursuant to the charter of our audit committee, all transactions between us and any of our directors, executive officers or related parties are subject to review by our audit committee.

Director Independence

Our board of directors has determined that all of the current members of our board of directors would be considered independent under Nasdaq Stock Market qualitative listing standards and as defined in Canada under NI 52-110.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth the aggregate fees for audit services billed by Mayer Hoffman McCann P.C. for the audits of the fiscal years ending March 31, 2010 and 2009:

Type of Fees	2010	2009
Audit Fees(1)	$526,700	$657,226
Audit Related Fees(2)	53,710	—
Tax Fees	40,680	25,900
All Other Fees(3)	—	—

Total Fees	$621,090	$683,126

(1)	Amounts reportable as Audit Fees include fees for professional services rendered for the audits of the Company’s fiscal 2010 and 2009 consolidated annual financial statements, review of the interim consolidated financial statements, and services that are normally provided by Mayer Hoffman McCann P.C. in connection with statutory and regulatory filings or engagements.
(2)	Amounts reportable as Audit Related Fees include fees for professional services rendered in connection with the due diligence and audit procedures performed related our fiscal 2010 acquisitions of ColdSpark, Inc. and certain assets from Asempra (Assignment for the Benefit of Creditors) LLC. There were no fees billed in this category during fiscal 2009.
(3)	No fees were billed in this category during fiscal 2010 or 2009.

Audit Committee Pre-Approval Policy

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

Item 15.	Exhibits, Financial Statement Schedules.

(b)	Exhibits:

Exhibit Number	Description of Documents
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2010

BAKBONE SOFTWARE INCORPORATED

By:	/S/ STEVE R. MARTIN
Steve R. Martin Sr. Vice President, Chief Financial Officer and Interim Chief Executive Officer