Form 10-Q
period 2010-06-30
BAKBONE SOFTWARE INC
filed 2010-08-05
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 30, 2010 there were approximately 80,534,601 shares of the registrant’s common stock outstanding.

BAKBONE SOFTWARE INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,883	$4,903
Restricted cash	51	51
Accounts receivable, less allowances for doubtful accounts and sales returns of $87 at June 30, 2010 and $78 at March 31, 2010	8,619	10,582
Prepaid expenses	483	490
Other assets	923	249

Total current assets	14,959	16,275
Property and equipment, at cost	7,699	7,676
Less accumulated depreciation	(5,980)	(5,656)

Property and equipment, net	1,719	2,020
Intangible assets, net	1,642	1,814
Goodwill	7,615	7,615
Other assets	440	946

Total assets	$26,375	$28,670

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,250	$1,841
Accrued liabilities	6,297	6,101
Current portion of acquisition consideration payable	2,369	809
Current portion of deferred revenue	44,641	44,337

Total current liabilities	55,557	53,088
Deferred revenue, excluding current portion	43,432	44,840
Acquisition consideration payable, excluding current portion	4,101	6,037
Other liabilities	599	697

Total liabilities	103,689	104,662

Commitments and contingencies (Note 5)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000 shares authorized at June 30, 2010, and March 31, 2010, 18,000 shares issued and outstanding at June 30, 2010 and March 31, 2010, liquidation preference of $25,754 and $26,491, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 80,535 and 77,642 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	160,148	159,940
Employee benefit trust	(5)	(8)
Accumulated deficit	(242,412)	(242,409)
Accumulated other comprehensive loss	(6,205)	(4,675)

Total shareholders’ deficit	(77,314)	(75,992)

Total liabilities and shareholders’ deficit	$26,375	$28,670

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,
	2010	2009
Revenues:
License and service	$13,983	$15,100
Other	—	1,500

	13,983	16,600
Cost of revenues	1,426	1,345

Gross profit	12,557	15,255

Operating expenses:
Sales and marketing	5,860	6,536
Research and development	2,343	2,828
General and administrative	3,330	4,215

Total operating expenses	11,533	13,579

Operating income from continuing operations	1,024	1,676
Interest income	3	4
Interest expense	(211)	(141)
Foreign exchange loss, net	(4)	(246)

Income before income taxes and discontinued operations	812	1,293
Provision for income taxes	9	25

Income from continuing operations	803	1,268
Loss from discontinued operations, net	(806)	(577)

Net (loss) income	$(3)	$691

Basic net (loss) income per common share:
Income from continuing operations	$0.01	$0.02

Loss from discontinued operations	$(0.01)	$(0.01)

Net (loss) income	$(0.00)	$0.01

Diluted net (loss) income per common share:
Income from continuing operations	$0.01	$0.01

Loss from discontinued operations	$(0.01)	$(0.00)

Net (loss) income	$(0.00)	$0.01

Weighted-average common shares outstanding:
Basic	86,328	76,747

Diluted	86,328	94,819

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3)	$691
Adjustments to reconcile net (loss) income to net cash provided by operating activities from continuing operations:
Loss from discontinued operations	806	577
Depreciation and amortization	465	447
Non-cash interest expense	185	125
Stock-based compensation	134	12
Operating expenses funded by financing arrangement	55	103
Bad debt expense	26	—
Loss on disposal of capital assets	6	6
Changes in assets and liabilities, net of effects from acquisition of ColdSpark, Inc:
Accounts receivable	1,733	1,344
Prepaid expenses and other assets	(171)	(68)
Accounts payable	444	(125)
Accrued and other liabilities	102	329
Deferred revenue	(2,510)	(3,257)

Net cash provided by operating activities of continuing operations	1,272	184

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1,014)
Capital expenditures	(89)	(67)
Payments to ColdSpark shareholders	(476)	—

Net cash used in investing activities of continuing operations	(565)	(1,081)

Cash flows from financing activities:
Payments on capital lease obligations	(8)	(74)
Payments on long term debt obligations	(69)	(224)

Net cash used in financing activities of continuing operations	(77)	(298)

Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(752)	(274)
Net cash used in financing activities of discontinued operations	(21)	(2)

Net cash used in discontinued operations	(773)	(276)
Effect of exchange rate changes on cash and cash equivalents	123	500

Net decrease in cash and cash equivalents	(20)	(971)
Cash and cash equivalents, beginning of period	4,903	8,398

Cash and cash equivalents, end of period	$4,883	$7,427

Cash paid during the period for:
Interest	$2	$13
Income taxes	$48	$42
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital leases	$—	$12
Capital expenditures included in accounts payable at end of period	$6	$74

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The Company

BakBone Software Incorporated (“BakBone” or the “Company”), a Canadian federal company, is a leading provider of data protection, retention and availability technologies that reduce storage management complexity. In May 2010, the Company decided to close its Message Management division.

Effective with the closing of the Company’s Message Management division, BakBone operates in one reporting segment: Storage Management, which sells the NetVault products and solutions. During fiscal 2010, the Company operated two reporting segments: (i) Storage Management, which sells the NetVault products and solutions and (ii) Message Management, which sells ColdSpark’s SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. The Company has operations in three primary geographic regions: North America, Asia-Pacific, and Europe, Middle East and Africa, or EMEA, and conducts commercial operations primarily through three of its respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, and BakBone Software Ltd.

2.	Basis of Presentation

The accompanying consolidated balance sheet at June 30, 2010, the consolidated statements of operations and cash flows for the three months ended June 2010 and 2009, have been prepared by the Company and have not been audited. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

Significant Customers

As of and during the three months ended June 30, 2010, the Company had no customers with accounts receivable or revenue balances that comprised more than 10% of the Company’s consolidated accounts receivable or revenue balances. As of June 30, 2009, the Company had accounts receivable balances from one customer representing 17% of consolidated accounts receivable. During the three months ended June 30, 2009, the Company had one customer that comprised 11% of consolidated revenues.

Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date of June 30, 2010 through the date it issued these financial statements. No subsequent events were identified requiring additional disclosure in the notes to these financial statements.

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

Business Combinations

The Company accounts for business combinations by recognizing the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts, acquired developed technologies and patents; and

•	discount rates.

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

Comprehensive Loss

Comprehensive loss is the total of net (loss) income and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive loss combines net (loss) income and foreign currency translation adjustment. Comprehensive loss for the three months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,
	2010	2009
Net (loss) income	$(3)	$691
Foreign currency translation adjustment	(1,530)	(3,075)

Total comprehensive loss	$(1,533)	$(2,384)

The foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the Company’s reporting currency. During the three months ended June 30, 2010, the foreign currency translation decrease of $1.5 million was related primarily to the translation of the Company’s assets and liabilities in its Asia-Pacific subsidiary as the U.S. dollar weakened against the Japanese yen during the period. During the three months ended June 30, 2009, the foreign currency translation decrease of $3.1 million was related primarily to the translation of the Company’s assets and liabilities in its EMEA subsidiary as the U.S. dollar weakened against the British pound during the period.

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

The following table summarizes potential common shares that are not included in the denominator used in the diluted net income (loss) per share calculation because to do so would be anti-dilutive (in thousands):

	Three months ended June 30,
	2010	2009
Stock options	8,478	5,474
Restricted stock units	18	—
Warrants	885	2,145
Unallocated shares held in EBT	23	23
Series A convertible preferred stock	18,000	—

Total anti-dilutive instruments	27,404	7,642

4.	Discontinued Operations

In May 2010, the Company decided to close its Message Management division and cease operations. As a result, the results of operations and cash flows related to the division have been classified as discontinued operations in the consolidated financial statements for all periods presented and the prior period comparative financial statements have been reclassified to conform to the current period presentation.

The following represents the results of the Company’s discontinued operations:

	Three months ended June 30,
(in thousands)	2010	2009
Revenues	$162	$90
Expenses	(968)	(667)

Loss from discontinued operations	$(806)	$(577)

At June 30, 2010, the assets and liabilities of discontinued operations primarily represent residual amounts of receivables, property and equipment, liabilities and deferred revenue related to the division which was closed. The assets and liabilities of discontinued operations are included in the balances on the face of the Company’s consolidated balance sheets. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

(in thousands)	June 30, 2010	March 31, 2010
Assets of Discontinued Operations
Accounts receivable	$66	$148
Other current assets	39	63

Total current assets	105	211
Property and equipment, net	28	54
Other non-current assets	—	12

Total assets	$133	$277

Liabilities of Discontinued Operations
Accounts payable and accrued liabilities	$584	$613
Deferred revenue, current	515	513

Total current liabilities	1,099	1,126
Deferred revenue, non-current	—	77
Other non-current liabilities	2	8

Total liabilities	$1,101	$1,211

5.	Commitments and Contingencies

In the normal course of business, the Company may be involved in various claims, negotiations and legal actions; however, as of June 30, 2010, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

6.	Shareholders’ Deficit

During the three months ended June 30, 2010, the remaining 75,000 restricted stock units vested pursuant to the vesting conditions of an outstanding restricted stock unit award. In connection with the vesting of the restricted stock units, the Company issued 45,000 shares. The remaining 30,000 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the amended award. A summary of the change in restricted stock unit awards during the three months ended June 30, 2010 is as follows:

Number of shares
Unvested at March 31, 2010	75,000
Awarded	—
Vested	(75,000)
Forfeited	—

Unvested at June 30, 2010	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures, made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and the audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended March 31, 2010 and other reports and filings made with the Securities and Exchange Commission. Risks that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to risks related to: weak economic and market conditions that could result in further reductions in spending on information technology products; costs and distractions associated with our exiting of the ColdSpark Message Management business; effects of the transition of our senior management team; competition in our target markets; potential capital needs; management of future growth and expansion; the development, implementation and execution of our Integrated Data Protection strategic vision; customer acceptance of our existing and newly introduced products and fee structures; the success of our brand development efforts; and other risks identified elsewhere in this Quarterly Report and in our most recent reports on Forms 10-K and 8-K. We assume no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made, other than as required under applicable securities laws.

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

In May 2010, we closed our Message Management division. The division is reported in discontinued operations in the accompanying consolidated financial statements. As a result of closing our Message Management division, we operate one reporting segment: Storage Management, which sells the NetVault products and solutions. We have operations in three primary geographic regions: North America, Asia-Pacific, and Europe, Middle East and Africa, or EMEA, and conduct commercial operations primarily through three of our respective wholly-owned subsidiaries: BakBone Software, Inc., and BakBone Software KK, BakBone Software Ltd.

The following table summarizes consolidated revenues from continuing operations and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Three months ended June 30,
	2010	2009
Consolidated revenues, net	$13,983	$16,600
North America	$4,415	$7,085
As a percentage of consolidated revenues	31%	43%
Asia-Pacific	$5,551	$5,559
As a percentage of consolidated revenues	40%	33%
EMEA	$4,017	$3,956
As a percentage of consolidated revenues	29%	24%

In addition, we had consolidated deferred revenue balances, attributable to our continuing operations, as follows (in thousands):

	As of June 30, 2010	As of March 31, 2010
Consolidated deferred revenue	$87,558	$88,587

The following table summarizes the change in our consolidated deferred revenue balance attributable to our continuing operations, for the three months ended June 30, 2010:

Deferred revenue balance at March 31, 2010	$88,587
Consolidated bookings for the three months	11,473
Consolidated revenue for the three months	(13,983)
Foreign exchange impact	1,481

Deferred revenue balance at June 30, 2010	$87,558

Revenues for the three months ended June 30, 2010 were $14.0 million, approximately $2.6 million, or 16%, lower than the $16.6 million in revenues during the three months ended June 30, 2009. Bookings for the three months ended June 30, 2010 were $11.5 million, approximately $2.1 million, or 15%, lower than the $13.6 million in bookings during the three months ended June 30, 2009. Our bookings for the three months ended June 30, 2009 included a $1.5 million contribution from the sale of non-core intellectual property rights to an OEM customer. Excluding this item, bookings during the three months ended June 30, 2010 decreased 4% as compared to bookings during the three months ended June 30, 2009.

Operating income from continuing operations totaled $1.0 million during the three months ended June 30, 2010 as compared to $1.7 million during the three months ended June 30, 2009. Excluding the non-recurring contribution from the sale of non-core IP in the three months ended June 30, 2009, our operating income from continuing operations increased by $0.9 million. Our operating expenses from continuing operations decreased $2.1 million, or 15%, to $11.5 million during the three months ended June 30, 2010 as compared to $13.6 million during the three months ended June 30, 2009. The decrease in operating expenses from continuing operations was the result of lower accounting and professional fees as well as strategic cost reductions across most operating functions. We reported a net loss of $3,000, or $0.00 per share, compared with net income of $691,000, or $0.01 per share, in the first quarter of the prior fiscal year.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we do business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and financial accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are presented on a net basis. We assess on a periodic basis the probability that our net deferred tax assets will be recovered. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, our ability to deduct tax loss carryforwards against future taxable income, and tax planning strategies among the various tax jurisdictions that we do business in when making this assessment. As of June 30, 2010 we have determined that it is not more likely than not that our deferred tax assets will be realized. Accordingly, we have recorded a valuation allowance for our net deferred tax assets and have not recorded a benefit for income taxes.

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

Valuation of Goodwill and Long-Lived Assets

We have recorded goodwill and indefinite-lived intangible assets in connection with the acquisitions we have completed in prior periods. We review our goodwill and indefinite-lived intangible assets for impairment as of April 1st of each fiscal year or when an event or a change in facts and circumstances indicates the fair value of a reporting unit may be below its carrying amount. Significant management judgment is required in assessing the impairment of our goodwill.

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

Results of Operations

Comparison of Results for the Three Months Ended June 30, 2010 and 2009

The following summarizes consolidated revenues from continuing operations and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2010	2009
Consolidated revenues, net	13,983	16,600
(Decrease) over same period of prior year	(16)%
License and service revenues	13,983	15,100
(Decrease) over same period of prior year	(7)%
Other revenues	—	1,500

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

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2010	2009
North America	$3,377	$3,933
(Decrease) over same period of prior year	(14)%
Asia-Pacific	$5,177	$5,114
Increase over same period of prior year	1%
EMEA	$3,636	$3,522
Increase over same period of prior year	3%
Consolidated	$12,190	$12,569
(Decrease) over same period of prior year	(3)%

VAR revenues in North America decreased by $0.6 million, or 14%, to $3.4 million for the three months ended June 30, 2010 compared to $3.9 million for the three months ended June 30, 2009. The decrease in revenues during the three months ended June 30, 2010 was primarily due to decreased license bookings in both the current and most recent prior periods.

VAR revenues in the Asia-Pacific region increased $63,000, or 1%, to $5.2 million for the three months ended June 30, 2010 compared to $5.1 million for the three months ended June 30, 2009. The increase in revenues during the three months ended June 30, 2010 was due to a 6% increase in the average Japanese yen to U.S. dollar exchange rate as compared to the three months ended June 30, 2009, which caused an approximate increase of $0.3 million in our Asia-Pacific revenues as reported in U.S. dollars. During the three months ended June 30, 2010, our functional currency revenues in Asia-Pacific decreased approximately $0.2 million primarily due to a single large transaction that was recognized as revenue entirely in fiscal 2010.

VAR revenues in EMEA increased $0.1 million, or 3%, to $3.6 million for the three months ended June 30, 2010 compared to $3.5 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, EMEA’s functional currency revenues increased approximately $0.2 million, or 7%, due to increased license and maintenance and maintenance renewal bookings in prior periods. However, this increase was partially off-set by a weakening of the British pound during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. During the three months ended June 30, 2010, the average British pound to U.S. dollar exchange rate decreased 3% as compared to the three months ended June 30, 2009, causing an approximate decrease of $0.1 million in our EMEA revenues as reported in U.S. dollars.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Three months ended June 30,
	2010	2009
North America	$2,190	$2,773
(Decrease) over same period of prior year	(21%)
Asia-Pacific	$5,644	$4,241
Increase over same period of prior year	33%	—
EMEA	$2,877	$3,654
(Decrease) over same period of prior year	(21%)
Consolidated	$10,711	$10,668
Increase over same period of prior year	—%

VAR bookings in North America decreased $0.6 million, or 21%, to $2.2 million for the three months ended June 30, 2010 from $2.8 million for the three months ended June 30, 2009, primarily due to a decrease in the volume of new license bookings sold through our existing distribution channels.

VAR bookings in Asia-Pacific increased $1.4 million, or 33%, to $5.6 million for the three months ended June 30, 2010 from $4.2 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, our functional currency license and maintenance bookings increased approximately $1.2 million, or 27%, primarily due to market growth in Japan. Additionally, during the three months ended June 30, 2010, the average Japanese yen to U.S. dollar exchange rate increased 6% as compared to the three months ended June 30, 2009 causing an approximate increase of $0.2 million in our Asia-Pacific bookings as reported in U.S. dollars.

VAR bookings in EMEA decreased $0.8 million, or 21%, to $2.9 million for the three months ended June 30, 2010 from $3.7 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, our functional currency license and maintenance and maintenance renewal bookings decreased approximately $0.7 million, or 19%, primarily due to lower bookings in the United Kingdom and Germany, as a result of significant turnover of our sales representatives and the timing of certain significant maintenance renewal contracts. Additionally, during the three months ended June 30, 2010, the average British pound to U.S. dollar exchange rate decreased 3% as compared to the three months ended June 30, 2009, causing an approximate decrease of $0.1 million in our EMEA bookings as reported in U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2010	2009
North America	$1,038	$1,652
(Decrease) over same period of prior year	(37%)
Asia-Pacific	$375	$445
(Decrease) over same period of prior year	(16%)
EMEA	$380	$434
(Decrease) over same period of prior year	(12%)
Consolidated	$1,793	$2,531
(Decrease) over same period of prior year	(29%)

North America OEM revenues decreased $0.6 million, or 37%, to $1.0 million for the three months ended June 30, 2010 from $1.7 million for the three months ended June 30, 2009. The decrease in revenues is primarily the result of a decrease in current period and prior period bookings from three of our OEM partners.

Asia-Pacific OEM revenues decreased $70,000, or 16%, to $375,000 for the three months ended June 30, 2010 from $445,000 for the three months ended June 30, 2009. The decrease in revenues is primarily the result of a decrease in current period and prior period bookings from two of our OEM partners.

EMEA OEM revenues decreased $54,000, or 12%, to $380,000 for the three months ended June 30, 2010 from $434,000 for the three months ended June 30, 2009. The decrease in revenues is primarily the result of a decrease in current period and prior period bookings from three of our OEM partners.

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended June 30,
	2010	2009
North America	$223	$620
(Decrease) over same period of prior year	(64%)
Asia-Pacific	$339	$333
Increase over same period of prior year	2%
EMEA	$200	$357
(Decrease) over same period of prior year	(44%)
Consolidated	$762	$1,310
(Decrease) over same period of prior year	(42%)

North America OEM bookings decreased $0.4 million, or 64%, to $0.2 million for the three months ended June 30, 2010 from $0.6 million for the three months ended June 30, 2009. During the first quarter of fiscal 2010, we sold certain non-core intellectual property rights to one of our OEM partners. As a result, the bookings from this customer have significantly decreased as compared to the prior year. Additionally, we experienced a decrease in bookings from four of our other existing OEM partners.

Asia-Pacific OEM bookings remained consistent at $0.3 million during the three months ended June 30, 2010 and 2009. During the three months ended June 30, 2010, we experienced a decrease in bookings from one of our OEM partners which was off-set by an increase in bookings from another one of our OEM partners.

EMEA OEM bookings decreased $0.2 million, or 44%, to $0.2 million for the three months ended June 30, 2010 from $0.4 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, we experienced a decrease in bookings related to three of our existing OEM partners.

Included below is a reconciliation of our VAR and OEM bookings to the total revenues recognized for the three months ended June 30, 2010 and 2009 (in thousands):

For the three months ended June 30, 2010	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the three months ended June 30, 2010	$10,711	$762	$11,473
Bookings deferred into subsequent periods	(10,019)	(734)	(10,753)

Revenues from fiscal 2011 bookings	692	28	720
Revenues sourced from prior period bookings:	11,498	1,765	13,263

Total revenues recognized in the three months ended June 30, 2010	$12,190	$1,793	$13,983

For the three months ended June 30, 2009	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the three months ended June 30, 2009	$10,668	$1,310	$11,978
Bookings deferred into subsequent periods	(9,794)	(892)	(10,686)

Revenues from fiscal 2010 bookings	874	418	1,292
Revenues sourced from prior period bookings:	11,695	2,113	13,808

Total revenues recognized in the three months ended June 30, 2009	$12,569	$2,531	$15,100

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

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2010 totaled $1.4 million compared with cost of revenues of $1.3 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, our gross margin decreased to 89.8% from 91.9 % for the three months ended June 30, 2009. The decrease in gross margin is primarily attributable to the decrease in revenues as a result of the intellectual property transfer and license agreement with one of our OEM partners, which was recognized during the three months ended June 30, 2009.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $0.7 million, or 10%, to $5.9 million for the three months ended June 30, 2010, from $6.5 million for the year ended June 30, 2009. During the three months ended June 30, 2010, we experienced a $0.4 million decrease in payroll-related expenses due primarily to a reduction in sales and marketing personnel between June 2009 to June 2010. Additionally, we experienced a $0.3 million decrease in marketing- related expenses due primarily to fewer marketing-related programs during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $0.5 million, or 17%, to $2.3 million for the three months ended June 30, 2010 from $2.8 million for the three months ended June 30, 2009. During the three months ended June 30, 2010, we experienced a decrease in payroll-related expenses of approximately $0.3 million, due primarily to a decrease in research and development related personnel between June 2009 to June 2010. Additionally we experienced a decrease in professional service and consulting expenses of approximately $0.1 million.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $0.9 million, or 21%, to $3.3 million for the three months ended June 30, 2010, from $4.2 million for the three months ended June 30, 2009. The decrease was primarily attributable to a $0.7 million decrease in acquisition-related costs which were incurred during the three months ended June 30, 2009, related to the acquisition of ColdSpark and certain assets of Asempra. Additionally, we experienced a decrease in audit related costs of approximately $0.2 million for the audits of our fiscal 2010 financial statements as compared to our fiscal 2009 financial statements. Our payroll related costs increased approximately $0.1 million during the three months ended June 30, 2010, due primarily to severance costs related to the termination of two of our executive officers during the quarter, which were off-set partially by a decrease in core payroll related costs as a result of a decrease in administrative personnel between June 2009 and June 2010.

INTEREST EXPENSE

During the three months ended June 30, 2010 and 2009, we incurred interest expense of $0.2 million and $0.1 million, respectively. Our interest expense primarily relates to interest expense associated with our ColdSpark acquisition. As the consideration given to the ColdSpark shareholders will be paid over three years, we calculated the present value of the consideration payable to the ColdSpark shareholders as of the acquisition date, for both the cash payments and common shares to be issued, and recorded the applicable interest expense using the effective interest method. We anticipate the following amounts of non-cash interest expense will be charged to earnings in each of the fiscal years related to the ColdSpark acquisition, until the acquisition consideration is paid in full in fiscal 2013:

Year ended March 31,	Non-cash Interest Expense (in Thousands)
2011	681
2012	380
2013	64

FOREIGN EXCHANGE GAIN (LOSS), NET

During the three months ended June 30, 2010 and 2009, we recorded net foreign exchange losses of $4,000 and $0.2 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended June 30, 2010, our net foreign exchange losses consisted of $0.3 million of foreign exchange gains related to the strengthening of the Japanese yen against the U.S. dollar and the British pound on intercompany balances, offset by $0.3 million of foreign exchange losses related to Euro currency holdings in our EMEA region and to U.S. dollar currency holdings in our Asia-Pacific region. During the three months ended June 30, 2009, our net foreign exchange losses consisted of $0.1 million of foreign exchange gains related to the strengthening of the British pound against the U.S. dollar on intercompany balances, offset by $0.3 million of foreign exchange losses related to U.S. dollar and Euro currency holdings in our EMEA region.

PROVISION FOR INCOME TAXES

During the three months ended June 30, 2010 and 2009, we recorded provisions for income taxes of $9,000 and $25,000, respectively. During the three months ended June 30, 2010, our provision for income taxes consisted of approximately $65,000 of charges related to taxes on income generated in certain foreign jurisdictions, which were off-set by the reversal of approximately $56,000 of tax accruals as a result of the expiration of the related statute of limitations. During the three months ended June 30, 2009, our provision for income taxes consisted of charges related primarily to taxes on income generated in certain foreign jurisdictions.

Although we have generated consolidated pre-tax income during the three months ended June 30, 2010, we have incurred operating losses in all years prior to the first quarter of fiscal 2011. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

DISCONTINUED OPERATIONS

On May 21, 2010, we decided to close our Message Management division. This business had been classified as discontinued operations in the accompanying consolidated financial statements. During the three months ended June 30, 2010 and 2009, we incurred losses from discontinued operations of $0.8 million and $0.6 million, respectively. During the three months ended June 30, 2010, our loss from discontinued operations was due primarily to payroll, severance and lease termination costs associated with closing the operations. During the three months ended June 30, 2009, the loss was due primarily due to a loss from our Message Management operations.

Liquidity and Capital Resources

As of June 30, 2010, we had $4.9 million of cash and cash equivalents and $40.6 million in negative working capital, or $4.0 million in positive working capital after excluding the current portion of deferred revenue, as compared to $4.9 million of cash and cash equivalents and $36.8 million in negative working capital, or $7.5 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2010. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities of Continuing Operations

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash provided by operating activities of continuing operations was $1.3 million and $0.2 million during the three months ended June 30, 2010 and 2009, respectively. Net cash provided by operating activities during the three months ended June 30, 2010 and 2009 was primarily the result of an increase in cash collections during the period. During the three months ended June 30, 2009, we used significant cash resources for the acquisition transaction costs related to our acquisition of ColdSpark and certain assets of Asempra which caused our cash provided by operating activities to be lower.

Investing Activities of Continuing Operations

Net cash used in investing activities was $0.6 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010, we made cash payments to the former shareholders of ColdSpark totaling $0.5 million pursuant to the terms of the merger agreement. During the three months ended June 30, 2009, we paid $1.0 million to acquire ColdSpark and certain assets of Asempra, net of cash acquired. Capital expenditures were $0.1 million during both the three months ended June 30, 2010 and 2009.

Financing Activities of Continuing Operations

During the three months ended June 30, 2010 and 2009, net cash used in financing activities of $0.1 million and $0.3 million, respectively, consisted of payments on capital lease and long term debt obligations.

Cash Flows of Discontinued Operations

Net cash used in discontinued operations was $0.8 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and primarily related to the cash outflows for payroll and other operating expenses. Additionally, during the three months ended June 30, 2010, we incurred significant cash resources in connection with closing our Message Management division.

During the three months ended June 30, 2010 and 2009, net cash used in financing activities of discontinued operations of $21,000 and $2,000, consisted of payments on capital lease and debt obligations.

Factors That May Affect Future Financial Condition and Liquidity

Currently our cash commitments include normal recurring trade payables, expense accruals, minimum royalty obligations, debt, and operating and capital leases, all of which are currently expected to be funded through existing working capital. We expect to incur approximately $0.4 million in capital expenditures during the remainder of fiscal 2011.

Pursuant to the terms of the merger agreement for our acquisition of ColdSpark in May 2009, we are required to pay aggregate consideration of $8.1 million and issue up to 18.2 million common shares, less up to $1.625 million in cash and shares to cover indemnification obligations under the merger agreement, if any. The merger agreement provides for payment of the merger consideration in four tranches as follows: (i) $1.5 million and 9,117,877 common shares at the closing of the transaction, which occurred on May 13, 2009, provided that $750,000 of the cash amount payable at closing may be paid 13 months after the closing date along with interest at the rate equal to the greater of (A) the applicable prime rate as reported in the Wall Street Journal on the closing date plus 3.5% or (B) 8%; (ii) $1.5 million and 3,488,383 common shares thirteen months after the closing date, or June 13, 2010; (iii) $1.5 million and 3,488,383 common shares twenty-five months after the closing date; and (iv) $3,625,000 and 2,075,137 common shares thirty-seven months after the closing date. We may defer all or a portion of the cash amounts payable in (ii) and (iii) above by issuing common shares equal to the deferred amount and paying interest on any deferred cash payment. We are entitled to satisfy any indemnification claims by reducing subsequent payments of merger consideration by a pro rata amount of the indemnification claims, 50% in common shares and 50% in cash.

In June, 2010 we paid cash of $437,945 related to the deferred portion of the initial payment plus interest of $37,955, for a total cash payment of $475,900. Also in June 2010, we notified the Coldspark shareholder’s representative that we were withholding payment of $812,500 and 1,889,535 common shares that would otherwise be due in June 2010 in order to satisfy certain indemnification claims pursuant to the terms of the merger agreement. We issued the remaining 1,423,894 common shares and elected to defer the remaining $687,500 cash payment due in June 2010. We issued an additional 1,423,884 common shares in connection with this deferral. As a result of the deferral election, we are required to accrue and pay interest at a rate of 8% per year. If it were determined that we are not entitled to indemnification for our claims, we could become obligated to pay some or all of the withheld cash and issue some or all of the withheld shares. In addition, upon resolution of an unrelated matter, we expect to pay another $339,100 of the deferred portion of the initial payment plus interest through the payment date, and issue an additional 349,908 common shares related to our June 2010 payment.

As of June 30, 2010, our expected future obligations under the Coldspark merger agreement (assuming we are not required to pay the cash and issue the shares previously withheld in June 2010 related to our indemnification claims and the other unrelated matter) are as follows:

(in thousands) Payment Type	Due Date	Cash	Common Shares
Third payment(1)	June 2011	$1,295	3,965
Interest on deferred payment(1)	June 2011	55	—
Fourth payment(2)	June 2012	4,517	—
Interest on deferred payment(2)	June 2012	71	—

Total		$5,938	3,965

(1)	Our expected June 2011 payment consists of (i) $607,686 of the $1.5 million cash payment due pursuant to the merger agreement; (ii) the $687,500 cash payment deferred in June 2010; and (iii) the remaining 4.0 million common shares due pursuant to the merger agreement. Additionally, we expect to pay approximately $55,000 of interest related to the $687,500 deferred cash payment
(2)	Our expected June 2012 payment consists of the remaining $4.5 million of cash due pursuant to the merger agreement. Additionally, we expect to pay approximately $71,000 of interest related to the deferred portion of the June 2011 cash payment.

During the three months ended June 30, 2010, we experienced a decrease in bookings as a result of weak economic and industry conditions as well as other financial and business factors, many of which are beyond our control. In May 2010, we decided to realign our corporate strategy and focus on our core storage and data protection business. As part of this strategy we closed our Message Management operations. By closing our Message Management operations and focusing on our Storage Management business we will eliminate the operating losses incurred by our Message Management division, which we believe will result in a more profitable business, as our core Storage Management division generated approximately $1.0 million of operating income during the three months ended June 30, 2010 and $7.6 million of operating income during the year ended March 31, 2010. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations or make required payments pursuant to the merger agreement with ColdSpark. Due to the tightening that has occurred in the credit markets, general economic conditions, our previous SEC filing delinquencies, our previous material weaknesses in our internal controls over financial reporting and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange markets on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

At June 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 69% and 57% of our total revenue for each of the three months ended June 30, 2010 and 2009, respectively. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2010. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in litigation and claims which arise from time to time in the normal course of business. In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on our consolidated financial position, results of operations or cash flows.

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

We have incurred operating and net losses since the inception of our operations in March 2000. During the three months ended June 30, 2010, we generated a net loss of $3,000, and our net losses were $9.8 million and $5.5 million for the years ended March 31, 2010 and 2009, respectively. As of June 30, 2010, our accumulated deficit was $242.4 million. We may not be able to achieve positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We intend to finance our operations and any growth of our business with existing cash and any cash flow from operations. We expect our cash balance to vary based on our bookings, disposal costs related to our Message Management business, core operating costs and the timing of any payments related to the ColdSpark acquisition. We believe that our existing cash and anticipated net cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months from the date of the filing of this Quarterly Report. However, if the costs associated with closing our Message Management operations exceed our current projections, we are faced with unexpected legal costs associated with exiting the Message Management business or adverse global economic conditions persist or worsen, we could experience an additional decrease in cash from operations and we may be required to obtain additional financing in order to fund our continued operations. Due to the existing uncertainty in the equity markets including debt, private equity and venture capital and traditional bank lending markets, access to additional debt or equity may not be available to us on acceptable terms or at all. If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it would increase our leverage relative to our results of operations or to our equity capitalization.

Our acquisition of ColdSpark and subsequent exiting of the ColdSpark Message Management business have had and could continue to have an adverse affect on our financial condition.

In May 2010, we announced that we intended to exit our ColdSpark Message Management business, which we acquired in connection with our acquisition of ColdSpark, Inc. in May 2009. We have incurred significant costs in connection with acquiring, integrating and further developing the ColdSpark Message Management business, which, among other things, has resulted in a decrease in our cash balance since the completion of the acquisition. We recorded an impairment charge in the fourth quarter of fiscal 2010 of approximately $12.6 million, which reduces the current carrying value of the business to its estimated fair value as of March 31, 2010. We have made or expect to make cash payments of approximately $0.5 million in connection with the closing of the Message Management business. However, these costs could be higher than estimated if we were to incur unexpected costs related to the transition of our existing Message Management customers or legal or other costs. In addition, the closing of our Message Management business has required, and may continue to require, significant attention from senior management.

We will also continue to incur significant costs related to our acquisition of ColdSpark. Pursuant to the terms of the merger agreement for our acquisition of ColdSpark in May 2009, we are required to pay aggregate consideration of $8.1 million and issue up to 18.2 million common shares in four tranches over a four year period, less up to $1.625 million in cash and shares to cover indemnification obligations under the merger agreement, if any. In June 2010, we notified the Coldspark shareholder’s representative that we were withholding payment of $812,500 and 1,889,535 common shares that would have otherwise been due in June 2010 in order to satisfy certain indemnification claims pursuant to the terms of the merger agreement. However, we could be required to make these payments to the former ColdSpark shareholders if it were determined that we are not entitled to indemnification for our claims.

Although we have closed our Message Management business, we are still required to make future payments of cash and common shares to the former ColdSpark stockholders. Payments of a portion of the cash consideration may be deferred by issuing common shares equal to the deferred amount plus interest on any deferred payment. In June 2010, we opted to defer the portion of the cash payment due in June 2010 and not held back for indemnification purposes. We expect to make the following cash payments to former ColdSpark stockholders: (i) $1.35 million in June 2011, which includes $687,500 of the June 2010 payment we elected to defer and $55,000 of related interest and (ii) $4,588,000 in June 2012, which includes $892,314 of the June 2011 payment we expect to defer, approximately $71,000 of related interest, and the remaining cash amounts due pursuant to the merger agreement. See our discussion under “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report. In addition, we expect to issue approximately 4.0 million common shares to the former ColdSpark stockholders in June 2011 as payment of the remaining stock consideration under the merger agreement. Making the above cash payments will have a significant impact on our cash balances and working capital. We may not have sufficient cash available to make the cash payments and additional financing may not be available to us on favorable terms or at all. In addition, the above share issuances will result in significant dilution to our shareholders. Our dispute with the former ColdSpark stockholders could also result in significant legal and other expenses and cause diversion of management attention and resources from the operation of our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our common shares could be negatively affected. In connection with the audits of our financial statements for the fiscal years ended March 31, 2006, 2007, 2008 and 2009, we identified material weaknesses in our internal controls as further described in our Annual Reports on Form 10-K for those fiscal years. We have implemented actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations, and our management concluded that there are no material weaknesses in our internal control over financial reporting as of June 30, 2010 and March 31, 2010. However, our internal control over financial reporting is not required to be and has not been audited by our independent registered public accounting firm. In addition, our controls over financial processes and reporting may not be effective in the future and additional material weaknesses or significant deficiencies in our internal controls may not be discovered or remediated in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

During the three months ended June 30, 2010, we had no customers that comprised 10% or more of our consolidated revenues. However, we have derived, and may continue to derive, a significant portion of our revenues from a limited number of OEM customers. If any of our largest OEM customers were to reduce purchases from us or we are unable to attract new OEM customers, our business would be adversely affected. For example, during fiscal 2009, several of our OEM arrangements terminated, resulting in a significant decline in OEM bookings for fiscal 2010. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues, results of operations, financial condition and cash flows.

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

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States and to continue to take advantage of lower costs associated with software development outside the United States. As of July 30, 2010, we had 80 employees in Europe, the Middle East and Africa (“EMEA”) and 68 employees in the Asia-Pacific region out of 238 total employees. Our foreign operations and revenues are subject to a number of risks, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1(1)	Retention Letter Agreement, dated May 19, 2010, by and between the Company and Steve Martin

10.2(1)	Retention Letter Agreement, dated May 19, 2010, by and between the Company and Dan Woodward

10.3(2)	Retention Letter Agreement, dated May 19, 2010, by and between the Company and Roy Hogsed

10.4(2)	Retention Letter Agreement, dated May 19, 2010, by and between the Company and Robert Wright

10.5(1)	Separation Agreement and Release, dated May 19, 2010, by and between the Company and James R. Johnson

10.6(1)	Separation Agreement and Release, dated May 20, 2010, by and between the Company and Kenneth Horner

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Current Report on form 8-K filed on May 21, 2010.
(2)	Previously filed with the SEC as an exhibit to and incorporated herein by reference from our Annual Report on form 10-K filed on June 24, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKBONE SOFTWARE INCORPORATED

DATE: August 5, 2010	/S/ STEVE R. MARTIN
Steve R. Martin
Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer (Principal Executive, Financial and Accounting Officer)