Form 10-Q
period 2010-09-30
BAKBONE SOFTWARE INC
filed 2010-11-15
CIK 735993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 1, 2010 there were approximately 80,884,509 shares of the registrant’s common stock outstanding.

BAKBONE SOFTWARE INCORPORATED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,550	$4,903
Restricted cash	339	51
Accounts receivable, less allowances for doubtful accounts and sales returns of $147 at September 30, 2010 and $78 at March 31, 2010	7,926	10,582
Prepaid expenses	669	490
Other assets	985	249

Total current assets	15,469	16,275
Property and equipment, at cost	7,560	7,676
Less accumulated depreciation	(6,033)	(5,656)

Property and equipment, net	1,527	2,020
Intangible assets, net	1,471	1,814
Goodwill	7,615	7,615
Other assets	767	946

Total assets	$26,849	$28,670

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,445	$1,841
Accrued liabilities	6,384	6,101
Current portion of acquisition consideration payable	2,420	809
Current portion of deferred revenue	44,614	44,337

Total current liabilities	54,863	53,088
Deferred revenue, excluding current portion	43,623	44,840
Acquisition consideration payable, excluding current portion	4,154	6,037
Other liabilities	513	697

Total liabilities	103,153	104,662

Commitments and contingencies (Note 5)
Shareholders’ deficit:
Series A convertible preferred stock, no par value, 22,000 shares authorized at September 30, 2010, and March 31, 2010, 18,000 shares issued and outstanding at September 30, 2010 and March 31, 2010, liquidation preference of $26,229 and $26,491, respectively	11,160	11,160
Share capital, no par value, unlimited shares authorized, 80,535 and 77,642 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	160,299	159,940
Employee benefit trust	(3)	(8)
Accumulated deficit	(238,419)	(242,409)
Accumulated other comprehensive loss	(9,341)	(4,675)

Total shareholders’ deficit	(76,304)	(75,992)

Total liabilities and shareholders’ deficit	$26,849	$28,670

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Revenues:
License and service	$14,521	$14,929	$28,504	$30,029
Other	—	—	—	1,500

Total revenues	14,521	14,929	28,504	31,529
Cost of revenues	1,347	1,499	2,773	2,844

Gross profit	13,174	13,430	25,731	28,685

Operating expenses:
Sales and marketing	5,039	6,096	10,899	12,631
Research and development	2,108	2,780	4,451	5,608
General and administrative	2,231	2,654	5,561	6,869

Total operating expenses	9,378	11,530	20,911	25,108

Operating income from continuing operations	3,796	1,900	4,820	3,577
Interest income	4	2	7	5
Interest expense	(202)	(234)	(413)	(374)
Foreign exchange gain, net	386	480	382	234

Income before income taxes and discontinued operations	3,984	2,148	4,796	3,442
Provision for income taxes	7	37	16	62

Income from continuing operations	3,977	2,111	4,780	3,380
Income (loss) from discontinued operations, net	16	(981)	(790)	(1,558)

Net income	$3,993	$1,130	$3,990	$1,822

Basic net income per common share:
Income from continuing operations	$0.05	$0.02	$0.06	$0.04

Income (loss) from discontinued operations	$0.00	$(0.01)	$(0.01)	$(0.02)

Net income	$0.05	$0.01	$0.05	$0.02

Diluted net income per common share:
Income from continuing operations	$0.04	$0.02	$0.05	$0.03

Income (loss) from discontinued operations	$0.00	$(0.01)	$(0.01)	$(0.01)

Net income	$0.04	$0.01	$0.04	$0.02

Weighted-average common shares outstanding:
Basic	84,827	86,644	85,573	81,723

Diluted	102,827	104,661	103,636	99,817

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,990	$1,822
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Loss from discontinued operations	790	1,558
Depreciation and amortization	900	946
Non-cash interest expense	351	284
Stock-based compensation	226	20
Operating expenses funded by financing arrangement	162	213
Bad debt expense	84	142
Loss on disposal of capital assets	6	8
Changes in assets and liabilities, net of effects from acquisition of ColdSpark, Inc:
Accounts receivable	2,099	792
Prepaid expenses and other assets	(959)	(299)
Accounts payable	(348)	(661)
Accrued and other liabilities	139	62
Deferred revenue	(5,226)	(5,306)

Net cash provided by (used in) operating activities of continuing operations	2,214	(419)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(1,014)
(Deposit) release of restricted cash	(288)	325
Capital expenditures	(138)	(161)
Payments to ColdSpark shareholders	(476)	—

Net cash used in investing activities of continuing operations	(902)	(850)

Cash flows from financing activities:
Payments on capital lease obligations	(16)	(214)
Payments on long term debt obligations	(98)	(319)

Net cash used in financing activities of continuing operations	(114)	(533)

Cash flows from discontinued operations
Net cash used in operating activities of discontinued operations	(885)	(754)
Net cash used in financing activities of discontinued operations	(22)	(7)

Net cash used in discontinued operations	(907)	(761)
Effect of exchange rate changes on cash and cash equivalents	356	626

Net increase (decrease) in cash and cash equivalents	647	(1,937)
Cash and cash equivalents, beginning of period	4,903	8,398

Cash and cash equivalents, end of period	$5,550	$6,461

Cash paid during the period for:
Interest	$13	$33
Income taxes	$95	$80
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital leases	$—	$12
Capital expenditures included in accounts payable at end of period	$16	$39

See accompanying notes to consolidated financial statements.

BAKBONE SOFTWARE INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The Company

BakBone Software Incorporated (“BakBone” or the “Company”), a Canadian federal company, is a leading provider of data protection, retention and availability technologies that reduce storage management complexity.

Effective with the closing of the Company’s Message Management division in May 2010, BakBone operates in one reporting segment: Storage Management, which sells the NetVault products and solutions. During fiscal 2010, the Company operated two reporting segments: (i) Storage Management, which sells the NetVault products and solutions and (ii) Message Management, which sells ColdSpark’s SparkEngine, MailFusion and Compliance Catalyst families of products and solutions. The Company has operations in three primary geographic regions: North America, Asia-Pacific, and Europe, Middle East and Africa, or EMEA, and conducts commercial operations primarily through three of its respective wholly-owned subsidiaries: BakBone Software, Inc., BakBone Software KK, and BakBone Software Ltd.

2.	Basis of Presentation

The accompanying consolidated balance sheet at September 30, 2010, the consolidated statements of operations for the three and six months ended September 30, 2010 and 2009 and cash flows for the six months ended September 2010 and 2009, have been prepared by the Company and have not been audited. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

Restricted Cash

In June 2010, the Company withheld a $339,100 cash payment owed to a former ColdSpark shareholder. During the three months ended September 30, 2010, the Company transferred the withheld amount to an escrow account and as a result the amount is reflected as restricted cash on the Company’s consolidated balance sheet as of September 30, 2010. The restricted funds were paid to the former shareholder on October 5, 2010.

Significant Customers

As of September 30, 2010, there were no customers representing 10% or more of the Company’s consolidated accounts receivable balance. As of September 30, 2009, the Company had one customer with an accounts receivable balance representing approximately 10% of its consolidated accounts receivable balance. During the three and six months ended September 30, 2010 and 2009, there were no customers representing 10% or more of the Company’s consolidated revenues.

Subsequent Events

The Company evaluated all events or transactions that occurred after the balance sheet date of September 30, 2010 through the date it issued these financial statements. Except as disclosed in Note 7, no subsequent events were identified requiring additional disclosure in the notes to these financial statements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income and all other non-owner changes in shareholders’ deficit. The Company’s comprehensive income (loss) combines net income and foreign currency translation adjustment. Comprehensive income (loss) for the three and six months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Net income	$3,993	$1,131	$3,990	$1,822
Foreign currency translation adjustment	(3,136)	(1,482)	(4,666)	(4,555)

Total comprehensive income (loss)	$857	$(351)	$(676)	$(2,733)

The foreign currency translation adjustment each period represents the effect of the translation of assets and liabilities that are denominated in the functional currencies of foreign subsidiaries to the Company’s reporting currency. During the three and six months ended September 30, 2010, the foreign currency translation decreases of $3.1 million and $4.7 million, respectively, were related to the translation of the Company’s assets and liabilities in its Asia-Pacific and EMEA subsidiaries as the U.S. dollar weakened against the Japanese yen and the British pound during the periods. During the three months ended September 30, 2009, the foreign currency translation decrease of $1.5 million was related primarily to the translation of the Company’s assets and liabilities in its Asia-Pacific subsidiary as the U.S. dollar weakened against the Japanese yen during the period. During the six months ended September 30, 2009, the foreign currency decrease of $4.6 million related to the translation of the Company’s assets and liabilities in its EMEA and Asia- Pacific subsidiaries as the U.S. dollar weakened against the British pound and Japanese yen during the period.

Net Income Per Share

Basic net income per common share is computed by dividing the net income attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to common shareholders for the period by the weighted average number of common shares and potential common shares outstanding during the period, except where the effect of including potential common shares would be antidilutive.

The following table summarizes the weighted average potential common shares that are not included in the denominator used in the diluted net income per share calculation because to do so would be anti-dilutive (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Stock options	7,121	5,050	7,711	5,191
Employee Benefit Trust	23	23	23	23
Warrants	885	2,105	885	2,118

Total anti-dilutive instruments	8,029	7,178	8,619	7,332

4.	Discontinued Operations

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

The following represents the results of the Company’s discontinued operations:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Revenue	$116	$301	$278	$391
Expenses	(100)	(1,282)	(1,068)	(1,949)

Income (loss) from discontinued operations	$16	$(981)	$(790)	$(1,558)

Revenue for the three months ended September 30, 2010 relates to the recognition of maintenance revenue previously deferred as a result of the Company’s ongoing maintenance service obligations. Revenue for the six months ended September 30, 2010 relates to the recognition of maintenance revenue previously deferred as a result of the Company’s ongoing maintenance service obligations combined with license and services revenues earned up to May 21, 2010, the date of the closing of the Message Management division.

At September 30, 2010, the assets and liabilities of discontinued operations primarily represent residual amounts of receivables, property and equipment, liabilities and deferred revenue related to the division which was closed. The assets and liabilities of discontinued operations are included in the balances on the face of the Company’s consolidated balance sheets. Additional detail related to the assets and liabilities of the Company’s discontinued operations is as follows:

(in thousands)	September 30, 2010	March 31, 2010
Assets of Discontinued Operations
Accounts receivable	$—	$148
Other current assets	36	63

Total current assets	36	211
Property and equipment, net	—	54
Other non-current assets	—	12

Total assets	$36	$277

Liabilities of Discontinued Operations
Accounts payable and accrued liabilities	$537	$613
Deferred revenue, current	316	513

Total current liabilities	853	1,126
Deferred revenue, non-current	—	77
Other non-current liabilities	—	8

Total liabilities	$853	$1,211

5.	Commitments and Contingencies

In the normal course of business, the Company may be involved in various claims, negotiations and legal actions; however, as of September 30, 2010, the Company is not party to any litigation that is expected to have a material effect on the Company’s financial position, results of operations or cash flows.

6.	Shareholders’ Deficit

During the six months ended September 30, 2010, 75,000 restricted stock units vested pursuant to the vesting conditions of an outstanding restricted stock unit award. In connection with the vesting of the restricted stock units, the Company issued 45,000 shares. The remaining 30,000 restricted stock units were settled in cash pursuant to the contingent cash-settlement conditions of the amended award. A summary of the change in restricted stock unit awards during the six months ended September 30, 2010 is as follows:

Number of shares
Unvested at March 31, 2010	75,000
Awarded	—
Vested	(75,000)
Forfeited	—

Unvested at September 30, 2010	—

7.	Subsequent Events

On November 8, 2010, the Company, Quest Software, Inc. (“Quest”) and Bolts Acquisition Corporation, a Canadian corporation and a wholly-owned subsidiary of Quest (“Acquisition Sub”), entered into an Arrangement Agreement (the “Arrangement Agreement”), which contemplates the acquisition by Quest, through Acquisition Sub, of all of the outstanding equity securities of the Company pursuant to a “plan of arrangement” (the “Arrangement”) under Canadian law. Upon the closing of the Arrangement, (i) the Company will become a wholly-owned subsidiary of Quest, (ii) each of the Company’s common shares issued and outstanding immediately prior to the closing will be acquired for $0.33 in cash, (iii) each of the Company’s Series A Preferred shares will be acquired for $1.291667 in cash, and (iv) all outstanding options and warrants to acquire the Company’s common shares will be terminated for no consideration. In addition, in fulfillment of certain obligations of the Company in connection with its acquisition of ColdSpark, Inc. in May 2009, the Company will, concurrently with the consummation of the Arrangement, become obligated to issue certain additional common shares and pay approximately $4.1 million to the former shareholders of ColdSpark, Inc. The aggregate purchase price for the transaction is approximately $55 million, including the payment of certain debt obligations and net of anticipated cash on hand.

The Arrangement is to be implemented by way of a statutory plan of arrangement and is subject to the approval of (i) 66 2/3% of the votes cast by the Company’s security holders, including common shareholders, Series A Preferred shareholders and holders of stock options and warrants, voting as a single class, and (ii) a simple majority of the votes cast by the common shareholders (excluding the shares held by certain entities affiliated with JK&B Capital, the Company’s largest common shareholder). The JK&B Capital-affiliated shareholders, affiliates of VantagePoint Venture Partners, and each of the Company’s directors who owns common shares, have entered into Voting and Support Agreements with Quest and Acquisition Sub providing, among other things, that they will vote in favor of the resolutions approving the Arrangement. The completion of the Arrangement must also be approved by the Court of Queen’s Bench, Alberta, Canada and is subject to other closing conditions as set forth in the Arrangement Agreement.

In connection with entering into the Arrangement Agreement, the Company also entered into two separate agreements with groups of its shareholders, both intended to facilitate the Arrangement Agreement and the Arrangement, as follows:

First, pursuant to an Agreement dated as of November 8, 2010 (the “VantagePoint Agreement”) among the Company, VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P. (collectively, the “VantagePoint Shareholders”), the VantagePoint Shareholders have agreed, concurrently with the consummation of the Arrangement, to accept cash consideration equal to $1.291667 per share of Preferred Stock held by them, in lieu of the amount per share to which the VantagePoint Shareholders would otherwise be entitled, as set forth in the Company’s charter documents. The VantagePoint Agreement also provides for mutual general releases between the Company and the VantagePoint Shareholders and other persons associated with them. The VantagePoint Agreement is terminable by the VantagePoint Shareholders upon any amendment of the Arrangement Agreement to alter the amount of any of the consideration payable thereunder and certain other matters, or upon any amendment of the ColdSpark Agreement (as defined below), and terminates automatically upon any termination of the Arrangement Agreement.

Second, pursuant to a Settlement Agreement and General Release of Claims dated as of November 8, 2010 (the “ColdSpark Agreement”) between the Company and JK&B Capital IV, JK&B Capital IV QIP and Tom Neustaetter, individually and in his capacity as attorney-in-fact for and on behalf of the former shareholders of ColdSpark, Inc. (collectively, the “ColdSpark Shareholders”), the ColdSpark Shareholders have agreed to accept $4,106,000 concurrently with the consummation of the Arrangement, as payment in full of the remaining cash consideration owed by the Company to the ColdSpark Shareholders pursuant to the Agreement and Plan of Merger dated as of May 11, 2009 between the Company and the ColdSpark shareholders, in lieu of the $6,625,000 to which the ColdSpark Shareholders would otherwise be entitled thereunder. The ColdSpark Agreement also provides for mutual general releases between the Company and the ColdSpark Shareholders and other persons associated with them. The ColdSpark Agreement is terminable by the ColdSpark Shareholders upon any amendment of the Arrangement Agreement to alter the amount of any of the consideration payable thereunder and certain other matters, or upon any amendment of the VantagePoint Agreement, and terminates automatically upon any termination of the Arrangement Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

This Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” variations of such words, and similar expressions to identify forward-looking statements. In addition, statements that refer to our ability to consummate the transaction with Quest Software; projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenues from our products; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures, made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and the audited consolidated financial statements and related notes included in our Form 10-K for the fiscal year ended March 31, 2010 and other reports and filings made with the Securities and Exchange Commission. Risks that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to risks related to: the possibility that the closing conditions for the transaction with Quest will not be satisfied, including the approval by our security holders and the Court of Queen’s Bench of Alberta, Canada; the possibility that the transaction will not be completed, or if completed, not completed on a timely basis; weak economic and market conditions that could result in further reductions in spending on information technology products; costs and distractions associated with the proposed transaction with Quest; effects of the transition of our senior management team; competition in our target markets; potential capital needs; management of future growth and expansion; the development, implementation and execution of our Integrated Data Protection strategic vision; customer acceptance of our existing and newly introduced products and fee structures; the success of our brand development efforts; and other risks identified elsewhere in this Quarterly Report and in our most recent reports on Forms 10-K and 8-K. We assume no obligation to update any forward-looking statement to reflect events or circumstances arising after the date on which it was made, other than as required under applicable securities laws.

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

On November 8, 2010, we entered into an Arrangement Agreement with Quest Software, Inc. (“Quest”) and Bolts Acquisition Corporation, a Canadian corporation and a wholly-owned subsidiary of Quest (“Acquisition Sub”), which contemplates the acquisition by Quest, through Acquisition Sub, of all of our outstanding equity securities pursuant to a “plan of arrangement” (the “Arrangement”) under Canadian law. Upon the closing of the Arrangement, (i) we will become a wholly-owned subsidiary of Quest, (ii) each of our common shares issued and outstanding immediately prior to the closing will be acquired for $0.33 in cash, (iii) each of our Series A Preferred shares will be acquired for $1.291667 in cash, and (iv) all outstanding options and warrants to acquire our common shares will be terminated for no consideration. In addition, in fulfillment of certain obligations in connection with our acquisition of ColdSpark, Inc. in May 2009, we will, concurrently with the consummation of the Arrangement, become obligated to issue certain additional common shares and pay approximately $4.1 million to the former shareholders of ColdSpark, Inc. The aggregate purchase price for the transaction is approximately $55 million, including the payment of certain debt obligations and net of anticipated cash on hand.

The Arrangement is to be implemented by way of a statutory plan of arrangement and is subject to the approval of (i) 66 2/3% of the votes cast by our security holders, including common shareholders, Series A Preferred shareholders and holders of stock options and warrants, voting as a single class, and (ii) a simple majority of the votes cast by the common shareholders (excluding the shares held by certain entities affiliated with JK&B Capital, our largest common shareholder). The JK&B Capital-affiliated shareholders, affiliates of VantagePoint Venture Partners, and each of our directors who owns common shares, have entered into Voting and Support Agreements with Quest and Acquisition Sub providing, among other things, that they will vote in favor of the Arrangement Agreement and the Arrangement. The completion of the Arrangement must also be approved by the Court of Queen’s Bench, Alberta, Canada and is subject to other closing conditions as set forth in the Arrangement Agreement.

In connection with entering into the Arrangement Agreement, we also entered into two separate agreements with groups of our shareholders, both intended to facilitate the Arrangement Agreement and the Arrangement. On November 8, 2010 we entered into an agreement (the “VantagePoint Settlement Agreement”) with VantagePoint Venture Partners IV (Q), L.P., VantagePoint Venture Partners IV, L.P. and VantagePoint Venture Partners IV Principals Fund, L.P. (collectively, the “VantagePoint Shareholders”). Under the VantagePoint Settlement Agreement, the VantagePoint Shareholders have agreed to accept cash consideration equal to $1.291667 per Series A Preferred Share held by them concurrently with the consummation of the Arrangement, in lieu of the amount per share to which they would otherwise be entitled as a result of the Arrangement pursuant to our charter documents. The VantagePoint Settlement Agreement is terminable by the VantagePoint Shareholders upon any amendment of the Arrangement Agreement to alter the amount of any of the consideration payable thereunder and certain other matters, or upon any amendment of the ColdSpark Agreement (as defined below), and terminates automatically upon any termination of the Arrangement Agreement.

In addition, on November 8, 2010, we entered into an agreement (the “ColdSpark Settlement Agreement”) with JK&B Capital IV, JK&B Capital IV QIP and Tom Neustaetter, individually and in his capacity as attorney-in-fact for and on behalf of the former shareholders of ColdSpark, Inc. (collectively, the “ColdSpark Shareholders”), whereby the ColdSpark Shareholders agreed, concurrently with the consummation of the Arrangement, to accept approximately $4.1 million as payment in full of the remaining cash consideration owed by us to them pursuant to the merger agreement for the acquisition of ColdSpark, Inc. The ColdSpark Settlement Agreement is terminable by the ColdSpark Shareholders upon any amendment of the Arrangement Agreement to alter the amount of any of the consideration payable thereunder and certain other matters, or upon any amendment of the VantagePoint Settlement Agreement, and terminates automatically upon any termination of the Arrangement Agreement.

Overview of Revenues and Other Operating Results

The following table summarizes consolidated revenues from continuing operations and revenues of each region on an absolute dollar basis and as a percentage of total consolidated revenues (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009
Consolidated revenues, net	$14,521	$14,929	$28,504	$31,529
North America	4,209	4,909	8,624	11,995
As a percentage of consolidated revenues	29%	33%	30%	38%
Asia-Pacific	6,224	5,831	11,775	11,389
As a percentage of consolidated revenues	43%	39%	41%	36%
EMEA	4,088	4,189	8,105	8,145
As a percentage of consolidated revenues	28%	28%	29%	26%

In addition, we had consolidated deferred revenue balances, attributable to our continuing operations, as follows (in thousands):

	As of September 30, 2010	As of March 31, 2010
Consolidated deferred revenue	$87,921	$88,587

The following table summarizes the change in our consolidated deferred revenue balance attributable to our continuing operations, for the six months ended September 30, 2010:

Deferred revenue balance at March 31, 2010	$88,587
Consolidated bookings for the six months	23,279
Consolidated revenue for the six months	(28,504)
Foreign exchange impact	4,559

Deferred revenue balance at September 30, 2010	$87,921

The foreign exchange impact on deferred revenue in the table above is related to the translation of the Company’s deferred revenue balance in its Asia-Pacific and EMEA subsidiaries as the U.S. dollar weakened against the Japanese yen and the British pound during the periods.

Revenues from continuing operations for the three months ended September 30, 2010 were $14.5 million, approximately $0.4 million, or 3%, lower than the $14.9 million in revenues during the three months ended September 30, 2009. Bookings from continuing operations for the three months ended September 30, 2010 were $11.8 million, approximately $1.0 million, or 8%, lower than the $12.8 million in bookings from continuing operations during the three months ended September 30, 2009.

Revenues from continuing operations for the six months ended September 30, 2010 were $28.5 million, approximately $3.0 million, or 10%, lower than the $31.5 million in revenues during the six months ended September 30, 2009. Bookings from continuing operations for the six months ended September 30, 2010 were $23.3 million, approximately $3.0 million, or 11%, lower than the $26.3 million in bookings from continuing operations during the six months ended September 30, 2009. Our bookings for the six months ended September 30, 2009 included a $1.5 million contribution from the sale of non-core intellectual property rights to an OEM customer. Excluding this item, bookings during the six months ended September 30, 2010 decreased 6% as compared to bookings during the six months ended September 30, 2009.

Operating income from continuing operations totaled $3.8 million and $4.8 million, respectively, during the three and six months ended September 30, 2010, as compared to $1.9 million and $3.6 million, respectively, during the three and six months ended September 30, 2009. Excluding the non-recurring contribution from the sale of non-core IP in the six months ended September 30, 2009, our operating income from continuing operations increased by $2.7 million. Our operating expenses from continuing operations decreased $2.2 million, or 19%, to $9.4 million during the three months ended September 30, 2010 as compared to $11.5 million during the three months ended September 30, 2009, and decreased $4.2 million, or 17%, to $20.9 million for the six months ended September 30, 2010 as compared to $25.1 million for the six months ended September 30, 2009. The decrease in operating expenses from continuing operations was primarily the result of strategic cost reductions across most operating functions. We reported net income of $4.0 million for the three and six months ended September 30, 2010, compared with net income of $1.1 million and $1.8 million, during the three and six months ended September 30, 2009, respectively.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our provision for income taxes in each of the tax jurisdictions in which we do business. This process involves estimating our actual current tax expense in conjunction with the evaluation and measurement of temporary differences resulting from differing treatment of certain items for tax and financial accounting purposes. These temporary differences result in the establishment of deferred tax assets and liabilities, which are presented on a net basis. We assess on a periodic basis the probability that our net deferred tax assets will be recovered. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, our ability to deduct tax loss carryforwards against future taxable income, and tax planning strategies among the various tax jurisdictions that we do business in when making this assessment. Although we have generated consolidated pre-tax income during the three and six months ended September 30, 2010, we have incurred operating losses in all years prior to the second quarter of fiscal 2011. As of September 30, 2010 we have determined that it is not more likely than not that our deferred tax assets will be realized. Accordingly, we have recorded a valuation allowance for our net deferred tax assets and have not recorded a benefit for income taxes.

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

Results of Operations

Comparison of Results for the Three Months Ended September 30, 2010 and 2009

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

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2010	2009
North America	$3,253	$3,822
(Decrease) over same period of prior year	(15)%
Asia-Pacific	$5,855	$5,442
Increase over same period of prior year	8%
EMEA	$3,770	$3,826
(Decrease) over same period of prior year	(1)%
Consolidated	$12,878	$13,090
(Decrease) over same period of prior year	(2)%

VAR revenues in North America decreased by $0.6 million, or 15%, to $3.3 million for the three months ended September 30, 2010 compared to $3.8 million for the three months ended September 30, 2009. The decrease in revenues during the three months ended September 30, 2010 was primarily due to decreased license bookings in both the current and most recent prior periods.

VAR revenues in the Asia-Pacific region increased $0.4 million, or 8%, to $5.9 million for the three months ended September 30, 2010 compared to $5.4 million for the three months ended September 30, 2009. The increase in revenues during the three months ended September 30, 2010 was due to a 9% increase in the average Japanese yen to U.S. dollar exchange rate as compared to the three months ended September 30, 2009, which caused an approximate increase of $0.5 million in our Asia-Pacific revenues as reported in U.S. dollars. During the three months ended September 30, 2010, our functional currency revenues in Asia-Pacific decreased approximately $0.1 million primarily due to a single large transaction that was recognized as revenue entirely in fiscal 2010.

VAR revenues in EMEA remained consistent at $3.8 million for both the three months ended September 30, 2010 and 2009. During the three months ended September 30, 2010, EMEA’s functional currency revenues increased approximately $0.1 million, or 4%, due to increased license and maintenance and maintenance renewal bookings in prior periods. However, this increase was partially off-set by a weakening of the British pound during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. During the three months ended September 30, 2010, the average British pound to U.S. dollar exchange rate decreased 6% as compared to the three months ended September 30, 2009, causing an approximate decrease of $0.2 million in our EMEA revenues as reported in U.S. dollars.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Three months ended September 30,
	2010	2009
North America	$2,706	$2,976
(Decrease) over same period of prior year	(9%)
Asia-Pacific	$5,834	$4,980
Increase over same period of prior year	17%
EMEA	$2,430	$3,684
(Decrease) over same period of prior year	(34%)
Consolidated	$10,970	$11,640
(Decrease) over same period of prior year	(6%)

VAR bookings in North America decreased $0.3 million, or 9%, to $2.7 million for the three months ended September 30, 2010 from $3.0 million for the three months ended September 30, 2009, primarily due to a decrease in the volume of new license bookings sold through our existing distribution channels.

VAR bookings in Asia-Pacific increased $0.9 million, or 17%, to $5.8 million for the three months ended September 30, 2010 from $5.0 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, our functional currency license and maintenance bookings increased approximately $0.5 million, or 10%, primarily due to market growth in Japan. Additionally, during the three months ended September 30, 2010, the average Japanese yen to U.S. dollar exchange rate increased 9% as compared to the three months ended September 30, 2009 causing an approximate increase of $0.4 million in our Asia-Pacific bookings as reported in U.S. dollars.

VAR bookings in EMEA decreased $1.3 million, or 34%, to $2.4 million for the three months ended September 30, 2010 from $3.7 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, our functional currency license and maintenance and maintenance renewal bookings decreased approximately $1.2 million, or 32%, primarily due to lower bookings in the United Kingdom, France and Germany, as a result of significant turnover of our sales representatives and the timing of certain large multi-year license and maintenance contracts. Additionally, during the three months ended September 30, 2010, the average British pound to U.S. dollar exchange rate decreased 6% as compared to the three months ended September 30, 2009, causing an approximate decrease of $0.1 million in our EMEA bookings as reported in U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2010	2009
North America	$955	$1,086
(Decrease) over same period of prior year	(12%)
Asia-Pacific	$370	$390
(Decrease) over same period of prior year	(5%)
EMEA	$318	$363
(Decrease) over same period of prior year	(12%)
Consolidated	$1,643	$1,839
(Decrease) over same period of prior year	(11%)

North America OEM revenues decreased $0.1 million, or 12%, to $1.0 million for the three months ended September 30, 2010 from $1.1 million for the three months ended September 30, 2009. The decrease in revenues is primarily the result of a decrease in current period and prior period bookings from four of our OEM partners.

Asia-Pacific OEM revenues decreased $20,000, or 5%, to $370,000 for the three months ended September 30, 2010 from $390,000 for the three months ended September 30, 2009. The decrease in revenues is primarily the result of a decrease in current period and prior period bookings from two of our OEM partners.

EMEA OEM revenues decreased $45,000, or 12%, to $318,000 for the three months ended September 30, 2010 from $363,000 for the three months ended September 30, 2009. The decrease in revenues is primarily the result of a decrease in current period and prior period bookings from two of our OEM partners.

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Three months ended September 30,
	2010	2009
North America	$273	$606
(Decrease) over same period of prior year	(55%)
Asia-Pacific	$260	$319
(Decrease) over same period of prior year	(18%)
EMEA	$302	$248
Increase over same period of prior year	22%
Consolidated	$835	$1,173
(Decrease) over same period of prior year	(29%)

North America OEM bookings decreased $0.3 million, or 55%, to $0.3 million for the three months ended September 30, 2010 from $0.6 million for the three months ended September 30, 2009. During the first quarter of fiscal 2010, we sold certain non-core intellectual property rights to one of our OEM partners. As a result, the bookings from this customer have significantly decreased as compared to the prior year. Additionally, we experienced a decrease in bookings from three of our other existing OEM partners.

Asia-Pacific OEM bookings decreased $59,000, or 18%, to $260,000 for the three months ended September 30, 2010 from $319,000 for the three months ended September 30, 2009. During the three months ended September 30, 2010, we experienced a decrease in bookings from three of our OEM partners.

EMEA OEM bookings increased $54,000, or 22%, to $302,000 for the three months ended September 30, 2010 from $248,000 for the three months ended September 30, 2009. During the three months ended September 30, 2010, we experienced an increase in bookings from one of our existing OEM partners which was partially offset by a decrease in bookings related to two of our other OEM partners.

Included below is a reconciliation of our VAR and OEM bookings to the total revenues recognized for the three months ended September 30, 2010 and 2009 (in thousands):

For the three months ended September 30, 2010	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the three months ended September 30, 2010	$10,970	$835	$11,805
Bookings deferred into subsequent periods	(10,166)	(812)	(10,978)

Revenues from bookings during the three months ended September 30, 2010	$804	$23	$827
Revenues sourced from prior period bookings:	12,074	1,620	13,694

Total revenues recognized in the three months ended September 30, 2010	$12,878	$1,643	$14,521

For the three months ended September 30, 2009	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the three months ended September 30, 2009	$11,640	$1,173	$12,813
Bookings deferred into subsequent periods	(10,925)	(1,054)	(11,979)

Revenues from bookings during the three months ended September 30, 2009	$715	$119	$834
Revenues sourced from prior period bookings:	12,375	1,720	14,095

Total revenues recognized in the three months ended September 30, 2009	$13,090	$1,839	$14,929

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2010 totaled $1.3 million compared with cost of revenues of $1.5 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, our gross margin increased slightly to 90.7% from 90.0 % for the three months ended September 30, 2009. The increase in gross margin is primarily attributable to a decrease in payroll related costs as a result of a reduction in client service related personnel.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $1.1 million, or 17%, to $5.0 million for the three months ended September 30, 2010, from $6.1 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, we experienced a $0.8 million decrease in payroll-related expenses due primarily to a reduction in sales and marketing personnel from September 2009 to September 2010. Additionally, a $0.1 million decrease in marketing- related expenses was due primarily to fewer marketing-related programs during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $0.7 million, or 24%, to $2.1 million for the three months ended September 30, 2010 from $2.8 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, payroll-related expenses decreased by approximately $0.4 million, due primarily to a decrease in research and development related personnel from September 2009 to September 2010. Additionally we experienced a decrease in professional service and consulting expenses of approximately $0.2 million.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $0.4 million, or 16%, to $2.2 million for the three months ended September 30, 2010, from $2.7 million for the three months ended September 30, 2009. During the three months ended September 30, 2009, we incurred additional legal and accounting costs related to the SEC reporting requirements for our ColdSpark acquisition and our 2009 annual shareholder meeting.

INTEREST EXPENSE

During each of the three months ended September 30, 2010 and 2009, we incurred interest expense of $0.2 million. Our interest expense primarily relates to interest expense associated with our ColdSpark acquisition. As the consideration given to the ColdSpark shareholders will be paid over three years, we calculated the present value of the consideration payable to the ColdSpark shareholders as of the acquisition date, for both the cash payments and common shares to be issued, and recorded the applicable interest expense using the effective interest method. We anticipate the following amounts of non-cash interest expense will be charged to earnings in each of the fiscal years related to the ColdSpark acquisition, until the acquisition consideration is paid in full in fiscal 2013:

Year ended March 31,	Non-cash Interest Expense (in Thousands)
2011	$681
2012	380
2013	64

FOREIGN EXCHANGE GAIN (LOSS), NET

During the three months ended September 30, 2010 and 2009, we recorded net foreign exchange gains of $0.4 million and $0.5 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the three months ended September 30, 2010, our net foreign exchange gains consisted of $0.3 million of foreign exchange gains related to the strengthening of the Japanese yen against the U.S. dollar on intercompany balances, supplemented by $0.1 million of foreign exchange gains related to the strengthening of the British pound against the U.S. dollar on intercompany balances. During the three months ended September 30, 2009, our net foreign exchange gains consisted primarily of foreign exchange gains on intercompany balances as a result of the strengthening of the Japanese yen against the U.S. dollar.

PROVISION FOR INCOME TAXES

During the three months ended September 30, 2010 and 2009, we recorded provisions for income taxes of $7,000 and $37,000, respectively. During the three months ended September 30, 2010, our provision for income taxes consisted of approximately $65,000 of charges related to taxes on income generated in certain foreign jurisdictions, which were off-set by the reversal of approximately $58,000 of tax accruals as a result of the expiration of the related statute of limitations. During the three months ended September 30, 2009, our provision for income taxes consisted of charges related primarily to taxes on income generated in certain foreign jurisdictions.

Although we have generated consolidated pre-tax income during the three months ended September 30, 2010, we have incurred operating losses in all years prior to the second quarter of fiscal 2011. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

DISCONTINUED OPERATIONS

On May 21, 2010, we decided to close our Message Management division. This business had been classified as discontinued operations in the accompanying consolidated financial statements. During the three months ended September 30, 2010 we generated income of $16,000 as compared to a loss of $1.0 million during the three months ended September 30, 2009. During the three months ended September 30, 2010, our income from discontinued operations was due primarily to the recognition of previously deferred revenue, off-set partially by insignificant expenses incurred during the period. During the three months ended September 30, 2009, the loss was due primarily due to significant costs incurred by our Message Management division.

Comparison of Results for the Six Months Ended September 30, 2010 and 2009

The following summarizes consolidated revenues from continuing operations and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2010	2009
Consolidated revenues, net	28,504	$31,529
(Decrease) over same period of prior year	(10)%
License and service revenues	28,504	$30,029
(Decrease) over same period of prior year	(5)%
Other revenues	—	$1,500

REVENUES—LICENSE AND SERVICE

VAR revenues. The following table summarizes VAR revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2010	2009
North America	$6,631	$7,756
(Decrease) over same period of prior year	(15)%
Asia-Pacific	$11,031	$10,556
Increase over same period of prior year	5%
EMEA	$7,406	$7,347
Increase over same period of prior year	1%
Consolidated	$25,068	$25,659
(Decrease) over same period of prior year	(2)%

VAR revenues in North America decreased by $1.1 million, or 15%, to $6.6 million for the six months ended September 30, 2010 compared to $7.8 million for the six months ended September 30, 2009. The decrease in revenues during the six months ended September 30, 2010 was primarily due to a decrease in new license bookings over the past two years.

VAR revenues in the Asia-Pacific region increased $0.5 million, or 5%, to $11.0 million for the six months ended September 30, 2010 compared to $10.6 million for the six months ended September 30, 2009. During the six months ended September 30, 2010, the average Japanese yen to U.S. dollar exchange rate increased 7% as compared to the six months ended September 30, 2009, causing an approximate increase of $0.8 million in our Asia-Pacific revenues as reported in U.S. dollars. During the six months ended September 30, 2010 our Asia-Pacific functional currency revenue decreased $0.3 million, or 3%, primarily due to a single large transaction that was recognized as revenue entirely in fiscal 2010.

VAR revenues in EMEA increased $59,000, or 1%, to $7.4 million for the six months ended September 30, 2010 compared to $7.3 million for the six months ended September 30, 2009. During the six months ended September 31, 2010 our functional currency revenues increased $0.4 million, or 5%, due to increased license and maintenance, and maintenance renewal bookings in prior periods. However, this increase was partially off-set by the weakening of the British pound during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. During the six months ended September 30, 2010, the average British pound to U.S. dollar exchange rate decreased 5% as compared to the six months ended September 30, 2009, causing an approximate decrease of $0.3 million in our EMEA revenues as reported in U.S. dollars.

VAR bookings. As discussed above, revenues are impacted by both current and prior period bookings. The information below summarizes VAR bookings by geographic region and their percentage changes over the same period in the prior year (dollars in thousands):

	Six months ended September 30,
	2010	2009
North America	$4,896	$5,749
(Decrease) over same period of prior year	(15%)
Asia-Pacific	$11,478	$9,221
Increase over same period of prior year	24%
EMEA	$5,307	$7,338
(Decrease) over same period of prior year	(28%)
Consolidated	$21,681	$22,308
(Decrease) over same period of prior year	(3%)

VAR bookings in North America decreased $0.9 million, or 15%, to $4.9 million for the six months ended September 30, 2010 from $5.7 million for the six months ended September 30, 2009, primarily due to a decrease in the volume of new license bookings sold through our existing distribution channels.

VAR bookings in Asia-Pacific increased $2.3 million, or 24%, to $11.5 million for the six months ended September 30, 2010 from $9.2 million for the six months ended September 30, 2009. During the six months ended September 30, 2010, our functional currency license and maintenance bookings increased approximately $1.6 million, or 17%, primarily due to market growth in Japan. Additionally, during the six months ended September 30, 2010, the average Japanese yen to U.S. dollar exchange rate increased 7% as compared to the six months ended September 30, 2009 causing an approximate increase of $0.6 million in our Asia-Pacific bookings as reported in U.S. dollars.

VAR bookings in EMEA decreased $2.0 million, or 28%, to $5.3 million for the six months ended September 30, 2010 from $7.3 million for the six months ended September 30, 2009. During the six months ended September 30, 2010, our functional currency license and maintenance and maintenance renewal bookings decreased approximately $1.8 million, or 25%, primarily due to lower bookings in the United Kingdom, France and Germany, as a result of significant turnover of our sales representatives and the timing of certain significant maintenance renewal contracts and multi-year license and maintenance contracts. Additionally, during the six months ended September 30, 2010, the average British pound to U.S. dollar exchange rate decreased 5% as compared to the six months ended September 30, 2009, causing an approximate decrease of $0.3 million in our EMEA bookings as reported in U.S. dollars.

OEM revenues. The following table summarizes OEM revenues by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2010	2009
North America	$1,993	$2,737
(Decrease) over same period of prior year	(27%)
Asia-Pacific	$745	$835
(Decrease) over same period of prior year	(11%)
EMEA	$698	$798
(Decrease) over same period of prior year	(13%)
Consolidated	$3,436	$4,370
(Decrease) over same period of prior year	(21%)

North America OEM revenues decreased $0.7 million, or 27%, to $2.0 million for the six months ended September 30, 2010 from $2.7 million for the six months ended September 30, 2009. The decrease in revenues is primarily the result of a decrease in current period and prior period bookings from several of our OEM partners.

Asia-Pacific OEM revenues decreased $90,000, or 11%, to $745,000 for the six months ended September 30, 2010 from $835,000 for the six months ended September 30, 2009. The decrease in revenues is primarily the result of a decrease in current period and prior period bookings from three of our OEM partners.

EMEA OEM revenues decreased $0.1 million, or 13%, to $0.7 million for the six months ended September 30, 2010 from $0.8 million for the three months ended September 30, 2009. The decrease in revenues is primarily the result of a decrease in current period and prior period bookings from three of our OEM partners.

OEM bookings. As discussed above, revenues are impacted by both current and prior period bookings. Included below is a summary of OEM bookings by geographic region and their percentage changes over the same period of the prior year (dollars in thousands):

	Six months ended September 30,
	2010	2009
North America	$497	$1,227
(Decrease) over same period of prior year	(59%)
Asia-Pacific	$598	$652
(Decrease) over same period of prior year	(8%)
EMEA	$503	$604
(Decrease) over same period of prior year	(17%)
Consolidated	$1,598	$2,483
(Decrease) over same period of prior year	(36%)

North America OEM bookings decreased $0.7 million, or 59%, to $0.5 million for the six months ended September 30, 2010 from $1.2 million for the six months ended September 30, 2009. During the first quarter of fiscal 2010, we sold certain non-core intellectual property rights to one of our OEM partners. As a result, the bookings from this customer have significantly decreased as compared to the prior year. Additionally, we experienced a decrease in bookings from four of our other existing OEM partners.

Asia-Pacific OEM bookings decreased $54,000, or 8%, to $598,000 for the six months ended September 30, 2010 from $652,000 for the six months ended September 30, 2009. During the six months ended September 30, 2010, we experienced a decrease in bookings from two of our OEM partners.

EMEA OEM bookings decreased $0.1 million, or 17%, to $0.5 million for the six months ended September 30, 2010 from $0.6 million for the six months ended September 30, 2009. During the six months ended September 30, 2010, we experienced a decrease in bookings related to two of our existing OEM partners, which was partially offset by an increase in bookings related to another one of our OEM partners.

Included below is a reconciliation of our VAR and OEM bookings to the total revenues recognized for the six months ended September 30, 2010 and 2009 (in thousands):

For the six months ended September 30, 2010	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the six months ended September 30, 2010	$21,681	$1,598	$23,279
Bookings deferred into subsequent periods	(18,704)	(1,495)	(20,199)

Revenues from fiscal 2011 bookings	$2,977	$103	$3,080
Revenues sourced from prior period bookings:	22,091	3,333	25,424

Total revenues recognized in the six months ended September 30, 2010	$25,068	$3,436	$28,504

For the six months ended September 30, 2009	VAR	OEM	Total
Revenues sourced from current period bookings:
Total bookings for the six months ended September 30, 2009	$22,308	$2,483	$24,791
Bookings deferred into subsequent periods	(19,041)	(1,839)	(20,880)

Revenues from fiscal 2010 bookings	$3,267	$644	$3,911
Revenues sourced from prior period bookings:	22,392	3,726	26,118

Total revenues recognized in the six months ended September 30, 2009	$25,659	$4,370	$30,029

REVENUES—OTHER

During the six months ended September 30, 2009, we entered into an intellectual property transfer and license agreement with one of our OEM partners. Under the terms of this agreement we sold certain non-core intellectual property rights to this partner for $1.5 million. As our support commitment, as specified by the arrangement, was insignificant and no other obligation exists, the full contract amount was recognized as revenue during the six months ended September 30, 2009.

COST OF REVENUES

Cost of revenues totaled $2.8 million for both the six months ended September 30, 2010 and 2009. During the six months ended September 30, 2010, our gross margin decreased to 90.3% from 91.0 % for the six months ended September 30, 2009. The decrease in gross margin is primarily attributable to the decrease in revenues as a result of the intellectual property transfer and license agreement with one of our OEM partners, which was recognized during the six months ended September 30, 2009.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased by $1.7 million, or 14%, to $10.9 million for the six months ended September 30, 2010, from $12.6 million for the six months ended September 30, 2009. During the six months ended September 30, 2010, we experienced a $1.2 million decrease in payroll-related expenses due primarily to a reduction in sales and marketing personnel from September 2009 to September 2010. Additionally, we experienced a $0.3 million decrease in marketing-related expenses due primarily to fewer marketing-related programs during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased $1.2 million, or 21%, to $4.5 million for the six months ended September 30, 2010 from $5.6 million for the six months ended September 30, 2009. During the six months ended September 30, 2010, we experienced a decrease in payroll-related expenses of approximately $0.7 million, due primarily to a decrease in research and development related personnel from September 2009 to September 2010. Additionally we experienced a decrease in professional service and consulting expenses of approximately $0.3 million.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased by $1.3 million, or 19%, to $5.6 million for the six months ended September 30, 2010, from $6.9 million for the six months ended September 30, 2009. The decrease was primarily attributable to a decrease in professional service fees for legal and accounting services. During the six months ended September 30, 2009 we incurred $0.7 million related to the acquisition of ColdSpark and certain assets of Asempra. During the six months ended September 30, 2010, we experienced an additional $0.7 million decrease in professional service related costs as a result of lower audit costs for our fiscal 2010 financial statements and lower costs associated with other SEC related filings.

INTEREST EXPENSE

During each of the six months ended September 30, 2010 and 2009, we incurred interest expense of $0.4 million. Our interest expense primarily relates to interest expense associated with our ColdSpark acquisition. As the consideration given to the ColdSpark shareholders will be paid over three years, we calculated the present value of the consideration payable to the ColdSpark shareholders as of the acquisition date, for both the cash payments and common shares to be issued, and recorded the applicable interest expense using the effective interest method.

FOREIGN EXCHANGE GAIN (LOSS), NET

During the six months ended September 30, 2010 and 2009, we recorded net foreign exchange gains of $0.4 million and $0.2 million, respectively, related to foreign exchange rate changes that impacted or are expected to impact cash flows. During the six months ended September 30, 2010, our net foreign exchange gains consisted of $0.7 million of foreign exchange gains related primarily to the strengthening of the Japanese yen against the U.S. dollar on intercompany balances, offset by $0.3 million of foreign exchange losses related to Euro currency holdings in our EMEA region and to U.S. dollar currency holdings in our Asia-Pacific region. During the six months ended September 30, 2009, our net foreign exchange gains consisted of $0.6 million of foreign exchange gains related to the strengthening of the British pound and Japanese yen against the U.S. dollar on intercompany balances, offset by $0.4 million of foreign exchange losses related to U.S. dollar and Euro currency holdings in our EMEA region.

PROVISION FOR INCOME TAXES

During the six months ended September 30, 2010 and 2009, we recorded provisions for income taxes of $16,000 and $62,000, respectively. During the six months ended September 30, 2010, our provision for income taxes consisted of approximately $130,000 of charges related to taxes on income generated in certain foreign jurisdictions, which were off-set by the reversal of approximately $114,000 of tax accruals as a result of the expiration of the related statute of limitations. During the six months ended September 30, 2009, our provision for income taxes consisted of charges related primarily to taxes on income generated in certain foreign jurisdictions.

Although we have generated consolidated pre-tax income during the six months ended September 30, 2010, we have incurred operating losses in all years prior to fiscal 2011. Management has determined that it is more likely than not that a tax benefit from such losses will not be realized. Accordingly, we did not record a benefit for income taxes for these periods.

DISCONTINUED OPERATIONS

On May 21, 2010, we closed our Message Management division. This business had been classified as discontinued operations in the accompanying consolidated financial statements. During the six months ended September 30, 2010 and 2009, we incurred losses from discontinued operations of $0.8 million and $1.6 million, respectively. During the six months ended September 30, 2010, our loss from discontinued operations was due primarily to payroll, severance and lease termination costs associated with closing the operations. During the six months ended September 30, 2009, the loss was due primarily to a loss from our Message Management operations.

Liquidity and Capital Resources

As of September 30, 2010, we had $5.6 million of cash and cash equivalents and $39.4 million in negative working capital, or $5.2 million in positive working capital after excluding the current portion of deferred revenue, as compared to $4.9 million of cash and cash equivalents and $36.8 million in negative working capital, or $7.5 million in positive working capital after excluding the current portion of deferred revenue, as of March 31, 2010. Working capital, defined as current assets minus current liabilities, is intended to measure our short-term liquidity, or our ability to pay off short-term liabilities with current assets. Because short-term deferred revenue does not require the future use of current assets, management has excluded the current portion of deferred revenue from the calculation of working capital as an indicator of short-term liquidity. Our cash, combined with our cash flow from operating activities, have been our principal sources of liquidity.

Operating Activities of Continuing Operations

We generate cash from operations primarily from cash collected on software license and software maintenance contract sales. Net cash provided by operating activities of continuing operations was $2.2 million during the six months ended September 30, 2010 as compared to net cash used in operations of $0.4 million during the six months ended September 30, 2009. Net cash provided by operating activities during the six months ended September 30, 2010 was primarily the result of an increase in cash collections and a decrease in operating expenses from continuing operations during the period. During the six months ended September 30, 2009, our cash used in operating activities was the result of significant cash resources used for the acquisition transaction costs related to our acquisition of ColdSpark and certain assets of Asempra and higher general operating costs.

Investing Activities of Continuing Operations

Net cash used in investing activities was $0.9 million for each of the six months ended September 30, 2010 and 2009. During the six months ended September 30, 2010, we made cash payments to the former shareholders of ColdSpark totaling $0.5 million pursuant to the terms of the merger agreement and incurred capital expenditures of $0.1 million. Additionally, during the six months ended September 30, 2010, our restricted cash balance increased $0.3 million. During the six months ended September 30, 2010, we deposited $339,100 into an escrow account related to the portion of the cash payment to a former ColdSpark shareholder that was withheld in June 2010. This deposit was offset by the release of our prior restricted cash balance of $51,000.

During the six months ended September 30, 2009, we paid $1.0 million to acquire ColdSpark and certain assets of Asempra, net of cash acquired and incurred capital expenditures of $0.2 million. These cash outflows were partially offset by the release of $0.3 million of our restricted cash balance during the same period.

Financing Activities of Continuing Operations

During the six months ended September 30, 2010 and 2009, net cash used in financing activities of $0.1 million and $0.5 million, respectively, consisted of payments on capital lease and long term debt obligations.

Cash Flows of Discontinued Operations

Net cash used in discontinued operations was $0.9 million and $0.8 million for the six months ended September 30, 2010 and 2009, respectively, and primarily related to the cash outflows for payroll and other operating expenses. Additionally, during the six months ended September 30, 2010, we incurred significant cash resources in connection with closing our Message Management division.

During the six months ended September 30, 2010 and 2009, net cash used in financing activities of discontinued operations of $22,000 and $7,000, consisted of payments on capital lease and debt obligations.

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

In June 2010 we paid cash of $437,945 related to the deferred portion of the initial payment plus interest of $37,955, for a total cash payment of $475,900. Also in June 2010, we notified the ColdSpark shareholder’s representative that we were withholding payment of $812,500 and 1,889,535 common shares that would otherwise be due in June 2010 in order to satisfy certain indemnification claims pursuant to the terms of the merger agreement. We issued the remaining 1,423,894 common shares and elected to defer the remaining $687,500 cash payment due in June 2010. We issued an additional 1,423,884 common shares in connection with this deferral. As a result of the deferral election, we are required to accrue and pay interest at a rate of 8% per year. If it were determined that we are not entitled to indemnification for our claims, we could become obligated to pay some or all of the withheld cash and issue some or all of the withheld shares. Additionally, in June 2010, we withheld $339,100 of the deferred portion of the initial payment plus interest and delayed issuance of 349,908 common shares, in connection with a dispute with a former ColdSpark shareholder. As a result, the withheld cash amount of $339,100 is reflected in restricted cash on our consolidated balance sheet as of September 30, 2010. The restricted funds were paid and the withheld shares issued to the former ColdSpark shareholder on October 5, 2010.

The ColdSpark Settlement Agreement, which reduces the amount of cash consideration owed the ColdSpark shareholders upon the consummation of the arrangement, terminates automatically upon termination of the arrangement agreement. If the arrangement is not completed, we will be obligated to comply with the original payment terms of the merger agreement. As of September 30, 2010, our maximum future obligations under the ColdSpark merger agreement are as follows:

(in thousands) Payment Type	Due Date	Cash	Common Shares
Deferred payments made in October 2010	October 2010	$339	350
Third payment(1)	June 2011	1,295	3,965
Interest on deferred payment(1)	June 2011	55	—
Fourth payment(2)	June 2012	4,517	—
Interest on deferred payment(2)	June 2012	71	—
Indemnification amounts claimed		813	1,890

Total		$7,090	6,205

(1)	Our expected June 2011 payment consists of (i) $607,686 of the $1.5 million cash payment due pursuant to the merger agreement; (ii) the $687,500 cash payment deferred in June 2010; and (iii) the remaining 4.0 million common shares due pursuant to the merger agreement. Additionally, we expect to pay approximately $55,000 of interest related to the $687,500 deferred cash payment.
(2)	Our expected June 2012 payment consists of the remaining $4.5 million of cash due pursuant to the merger agreement. Additionally, we expect to pay approximately $71,000 of interest related to the deferred portion of the June 2011 cash payment.

During the six months ended September 30, 2010, we experienced a decrease in bookings as a result of weak economic and industry conditions as well as other financial and business factors, many of which are beyond our control. In May 2010, we decided to realign our corporate strategy and focus on our core storage and data protection business. As part of this strategy we closed our Message Management operations. By closing our Message Management operations and focusing on our Storage Management business we have eliminated the operating losses incurred by our Message Management division, which we believe will result in a more profitable business, as our core Storage Management division generated approximately $3.8 million and $4.8 million of operating income from continuing operations during the three and six months ended September 30, 2010, respectively, and $7.6 million of operating income during the year ended March 31, 2010. We believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and that we will have sufficient liquidity to fund our business and meet our contractual obligations over a period beyond the next 12 months. However, we may be required to obtain additional financing in order to fund our continued operations or make required payments pursuant to the merger agreement with ColdSpark. Due to the tightening that has occurred in the credit markets, general economic conditions, our previous SEC filing delinquencies, our previous material weaknesses in our internal controls over financial reporting and other economic and business factors, this financing may not be available to us on acceptable terms or at all. Although we cannot accurately anticipate the effect of inflation or foreign exchange fluctuations on our operations, we do not believe these external economic forces have had, or are likely in the foreseeable future to have, a material impact on our financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

At September 30, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts. As a result, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties except as disclosed elsewhere in this Quarterly Report and in our most recent Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our consolidated financial statements through adverse changes in financial market prices and rates. Our market risk exposure results primarily from fluctuations in foreign exchange rates. We do not have a significant market risk exposure to fluctuations in interest rates. International revenues represented 70% and 62% of our total revenue for each of the six months ended September 30, 2010 and 2009, respectively. Portions of our Asia-Pacific revenues are currently denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and, therefore, potentially less competitive in those markets. A majority of our international business is presently conducted in currencies other than the U.S. dollar. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against earnings in the period incurred. As a result, fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause currency transaction gains and losses, which we have experienced in the past and continue to experience. Due to the substantial volatility of currency exchange rates, among other factors, we cannot predict the effect of exchange rate fluctuations upon future operating results. We could experience currency losses in the future. We have not previously undertaken hedging transactions to cover currency exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2010. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are risks and uncertainties associated with the proposed transaction with Quest.

On November 8, 2010, we entered into an Arrangement Agreement with Quest and Acquisition Sub, which contemplates the acquisition by Quest, through Acquisition Sub, of all of our outstanding equity securities. There are a number of risks and uncertainties relating to the Arrangement. For example, the Arrangement may not be consummated on a timely basis, or at all, as a result of several factors, including but not limited to failure to obtain the approval of the arrangement by our security holders or by the Court of Queen’s Beach of Alberta, Canada, or failure to satisfy other closing conditions set forth in the Arrangement Agreement. If the proposed Arrangement is not completed, the price of our common shares may decline to the extent that the current market price of our common shares reflects an assumption that the Arrangement will be consummated. In addition, we have incurred substantial expenses in pursuing the transaction, which must be paid even if the Arrangement is not completed. We are also restricted in our ability to pursue alternative strategic transactions under the Arrangement Agreement, and if the Arrangement Agreement is terminated under certain circumstances, we are required to pay a termination fee and certain expenses of Quest.

Our business could be adversely impacted as a result of uncertainty related to the proposed transaction with Quest.

Any delay in closing or failure to close the Arrangement could have a negative impact on our business, including our relationships with customers, partners, vendors and employees. Pending the closing of the Arrangement, the Arrangement Agreement restricts us from engaging in certain actions without Quest’s consent. These restrictions could limit our ability to operate our business. Failure to complete the Arrangement could cause our customers, partners, employees and vendors to question our future as a stand-alone company and reconsider their relationships with us. Whether or not the Arrangement is completed, some of our customers and partners may consider utilizing our competitors because of concerns about potential changes in our employees, and concerns with respect to the transaction and related issues. Uncertainty concerning potential changes to us and our business could also harm our ability to enter into agreements with new customers, partners and vendors. Our employees may experience uncertainty about their future roles with us and/or Quest, which could adversely affect our ability to retain and hire key employees. Our management may also be distracted by transaction-related considerations and may not focus their attention on the operation of our business.

Our business could continue to be harmed by the weak general economic and market conditions that lead to reduced spending on information technology products.

Because we are a global business, we are subject to the risks arising from adverse changes in domestic and global economic and political conditions. General economic conditions during recent periods caused our customers to delay or reduce information technology purchases. If economic activity in the United States and other countries remains slow, customers may continue to delay or further reduce information technology purchases. This could result in additional reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. In addition, weakness in the end user market could negatively affect the cash flow of our resellers and customers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows. Also, if our resellers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end users to purchase our product from other resellers or directly from us, our sales could decline significantly. Any of these events would likely harm our business, results of operations and financial condition.

We have incurred substantial net losses since inception, and we may not be able to achieve or maintain profitability or positive cash flow.

We have incurred operating and net losses since the inception of our operations in March 2000. During the six months ended September 30, 2010, we generated net income of $4.0 million. However, our net losses were $9.8 million and $5.5 million for the years ended March 31, 2010 and 2009, respectively. As of September 30, 2010, our accumulated deficit was $238.4 million. We may not be able to achieve positive cash flow from operations in future periods. If we cannot achieve and sustain operating profitability, we may not be able to meet our working capital requirements, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We intend to finance our operations and any growth of our business with existing cash and any cash flow from operations. We expect our cash balance to vary based on our bookings, core operating costs and the timing of any payments related to the ColdSpark acquisition. We believe that our existing cash and anticipated net cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next 12 months from the date of the filing of this Quarterly Report. However, if the costs associated with closing our Message Management operations exceed our current projections, we are faced with unexpected legal costs associated with exiting the Message Management business or adverse global economic conditions persist or worsen, we could experience an additional decrease in cash from operations and we may be required to obtain additional financing in order to fund our continued operations. Due to the existing uncertainty in the equity markets including debt, private equity and venture capital and traditional bank lending markets, access to additional debt or equity may not be available to us on acceptable terms or at all. If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance our products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. Furthermore, if we issue equity or convertible debt securities to raise additional funds, our existing shareholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing shareholders. If we incur additional debt, it would increase our leverage relative to our results of operations or to our equity capitalization.

Our acquisition of ColdSpark and subsequent exiting of the ColdSpark Message Management business have had and could continue to have an adverse affect on our financial condition.

In May 2010, we announced that we intended to exit our ColdSpark Message Management business, which we acquired in connection with our acquisition of ColdSpark, Inc. in May 2009. We incurred significant costs in connection with acquiring, integrating and further developing the ColdSpark Message Management business, which, among other things, resulted in a decrease in our cash balance since the completion of the acquisition. We recorded an impairment charge in the fourth quarter of fiscal 2010 of approximately $12.6 million, which reduces the current carrying value of the business to its estimated fair value as of March 31, 2010. We made cash payments of approximately $0.5 million in connection with the closing of the Message Management business.

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

Although we have closed our Message Management business, we are still required to make future payments of cash and common shares to the former ColdSpark stockholders. Payments of a portion of the cash consideration may be deferred by issuing common shares equal to the deferred amount plus interest on any deferred payment. In June 2010, we opted to defer the portion of the cash payment due in June 2010 and not held back for indemnification purposes. We expect to make the following cash payments to former ColdSpark stockholders: (i) $339,100 in October 2010, which relates to funds previously withheld from a former ColdSpark shareholder; (ii) $1.35 million in June 2011, which includes $687,500 of the June 2010 payment we elected to defer and $55,000 of related interest and (iii) $4,588,000 in June 2012, which includes $892,314 of the June 2011 payment we expect to defer, approximately $71,000 of related interest; and the remaining cash amounts due pursuant to the merger agreement. See our discussion under “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report. In addition, we expect to issue approximately 4.0 million common shares to the former ColdSpark stockholders in June 2011 as payment of the remaining stock consideration under the merger agreement. Making the above cash payments will have a significant impact on our cash balances and working capital. We may not have sufficient cash available to make the cash payments and additional financing may not be available to us on favorable terms or at all. In addition, the above share issuances will result in significant dilution to our shareholders. Our dispute with the former ColdSpark stockholders could also result in significant legal and other expenses and cause diversion of management attention and resources from the operation of our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our common shares could be negatively affected. In connection with the audits of our financial statements for the fiscal years ended March 31, 2006, 2007, 2008 and 2009, we identified material weaknesses in our internal controls as further described in our Annual Reports on Form 10-K for those fiscal years. We have implemented actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations, and our management concluded that there are no material weaknesses in our internal control over financial reporting as of September 30, 2010 and March 31, 2010. However, our internal control over financial reporting is not required to be and has not been audited by our independent registered public accounting firm. In addition, our controls over financial processes and reporting may not be effective in the future and additional material weaknesses or significant deficiencies in our internal controls may not be discovered or remediated in the future. Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We have significant operations outside of the United States, including a significant portion of our engineering and sales operations, and we generate a significant portion of our revenues from sales outside the United States. It is our intention to expand our international operations in order to increase our revenues from sales outside the United States and to continue to take advantage of lower costs associated with software development outside the United States. As of November 1, 2010, we had 79 employees in Europe, the Middle East and Africa (“EMEA”) and 70 employees in the Asia-Pacific region out of 231 total employees. Our foreign operations and revenues are subject to a number of risks, including:

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

During the three and six months ended September 30, 2010, we had no customers that comprised 10% or more of our consolidated revenues. However, we have derived, and may continue to derive, a meaningful portion of our revenues from a limited number of OEM customers. If any of our largest OEM customers were to reduce purchases from us or we are unable to attract new OEM customers, our business would be adversely affected. For example, during fiscal 2009, several of our OEM arrangements terminated, resulting in a significant decline in OEM bookings for fiscal 2010. In addition, we do not have contracts with our key customers that require such customers to make any minimum purchases from us. Therefore, we cannot be sure that these customers will continue to purchase our product at current levels, or at all. As a result, a significant customer in one period may decide not to purchase our product in a subsequent period, which would have an adverse impact on our revenues, results of operations, financial condition and cash flows.

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

On September 29, 2010, the Company signed Amendment No. 1 to the Agreement dated September 22, 2009 by and among BakBone Software Incorporated, VantagePoint Venture Partners IV(Q) L.P., VantagePoint Venture Partners Principals Fund IV, L.P. and VantagePoint Venture Partners IV, L.P. This amendment changed the Company’s deadline to for holding its 2010 annual meeting of shareholders from September 30, 2010 to December 31, 2010.

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1	Amendment No. 1 to the Agreement dated September 22, 2009 by and among BakBone Software Incorporated, VantagePoint Venture Partners IV(Q) L.P., VantagePoint Venture Partners Principals Fund IV, L.P. and VantagePoint Venture Partners IV, L.P.

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

BAKBONE SOFTWARE INCORPORATED

DATE: November 15, 2010	/S/ STEVE R. MARTIN
Steve R. Martin
Senior Vice President, Chief Financial Officer and Interim Chief Executive Officer (Principal Executive, Financial and Accounting Officer)